Form 10-Q
period 1994-12-31
DEVON GROUP INC
filed 1995-02-10
CIK 40542

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549



                               FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 2-14850

                           DEVON GROUP, INC.
        (Exact name of registrant as specified in its charter)


        Delaware                                   03-0212800
(State of Incorporation)                (I.R.S. Employer Identification No.)


  281 Tresser Boulevard, Suite 501, Stamford, Connecticut 06901-3227
               (Address of principal executive offices)


 Registrant's telephone number, including area code    (203) 964-1444


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                            Outstanding as of February 7, 1995

      Common Stock                                7,328,817

                                PART I

                     Item 1 - Financial Statements


                           DEVON GROUP, INC.
              Condensed Consolidated Statements of Income
                              (Unaudited)
                 (in thousands, except per share data)

                              For the Three Months     For the Nine Months
                               Ended December 31,       Ended December 31,
                                 1994       1993          1994       1993
Sales                          $ 61,505   $ 49,343     $169,311   $140,547
Operating costs and expenses:
  Cost of sales                  36,906     30,238      100,406     85,991
  Selling, general, and
    administrative               14,612     13,065       42,478     37,741
Income from operations            9,987      6,040       26,427     16,815

Interest income                      17          4           32         11
Interest expense                   (144)      (218)        (616)      (698)
Other income (expense)             (130)       103          230        434

Income before income taxes        9,730      5,929       26,073     16,562
Provision for income taxes        3,989      2,430       10,690      6,759

Net income                     $  5,741   $  3,499     $ 15,383   $  9,803



Net income per common share    $   0.78   $   0.48     $   2.11   $   1.36



Average common shares outstanding 7,325      7,221        7,295      7,202



See accompanying notes to condensed consolidated financial statements.



                           DEVON GROUP, INC.
                 Condensed Consolidated Balance Sheets
              As of December 31, 1994 and March 31, 1994
            (in thousands, except share and per share data)
                                                  December 31,  March 31,
Assets                                                1994         1994
                                                  (Unaudited)

Current Assets:
  Cash and cash equivalents                         $  2,494    $  1,606
  Receivables, less allowance for doubtful
    accounts of $1,741 at December 31, 1994
    and $1,342 at March 31, 1994                      43,771      37,465
  Inventories, at lower of cost or market:
    Raw materials                                      2,032       2,237
    Work-in-process                                   13,584      10,857
    Finished goods                                     2,757       3,040
      Total inventories                               18,373      16,134
  Deferred income tax benefit                          2,741       2,741
  Prepaid expenses and other current assets            3,398       3,863
      Total current assets                            70,777      61,809

Property, plant, and equipment, net                   53,044      55,727
Deferred charges and other assets                      1,490       1,271
Excess of cost over fair value of net assets acquired  3,222       3,749

                                                    $128,533    $122,556
Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of long-term debt            $     92    $     25
  Accounts payable                                     6,192      10,610
  Accrued expenses                                     9,680       7,677
  Accrued compensation                                 9,217       8,335
  Income taxes                                         2,558       2,002
  Reserve for discontinued operations                  3,206       3,208
      Total current liabilities                       30,945      31,857

Long-term debt, excluding current installments         4,601      13,898
Deferred and other compensation                        5,270       5,061
Deferred income taxes                                  6,153       6,153

Stockholders' equity:
  Common Stock, $0.01 par value.  Authorized
    30,000,000 shares; issued 8,203,817 shares at
    December 31, 1994 and 8,114,817 shares
    at March 31, 1994                                     82          81
  Additional paid-in capital                          32,006      31,413
  Retained earnings                                   60,851      45,468
                                                      92,939      76,962
  Less:  875,000 shares of common stock
         held in treasury, at cost                   (11,375)    (11,375)
      Total stockholders' equity                      81,564      65,587

                                                    $128,533    $122,556

See accompanying notes to condensed consolidated financial statements.


                           DEVON GROUP INC.
            Condensed Consolidated Statements of Cash Flows
         For the Nine Months ended December 31, 1994 and 1993
                              (Unaudited)
                            (in thousands)

                                                       1994       1993
Net cash provided by continuing operations          $ 15,173   $ 14,878
Net cash used by discontinued operations                  (2)         -
    Net cash provided by operating activities         15,171     14,878

Cash flows from investing activities:
  Capital expenditures                                (5,520)   (12,314)
  Payments for purchases of subsidiaries, net of
    cash acquired                                       (135)         -
Net cash used in investing activities                 (5,655)   (12,314)

Cash flows from financing activities:
  Proceeds from long-term borrowings                  12,100     14,800
  Payments of long-term debt                         (21,330)   (18,413)
  Proceeds from the exercise of stock options            602        280
Net cash provided by (used in) financing activities   (8,628)    (3,333)

Net increase (decrease) in cash and cash equivalents     888       (769)
Cash and cash equivalents, beginning of period         1,606      3,169

Cash and cash equivalents, end of period            $  2,494   $  2,400











See accompanying notes to condensed consolidated financial statements.

                           DEVON GROUP, INC.
         Notes to Condensed Consolidated Financial Statements
                           December 31, 1994
                              (Unaudited)


(1) The condensed consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for The Aztech Chas P. Young Company ("ACPY") and Aird Imports Pty. Ltd. ("Aird") (see note 5). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the unaudited periods, have been included. Results of operations for the periods included in the report are not necessarily indicative of the results for the full year.

      Reference should be made to the "Annual Report of Corporation
      Form 10-K" for the fiscal year ended March 31, 1994 (including its notes to consolidated financial statements) filed with the Securities and Exchange Commission.

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three- and nine-month periods ended December 31, 1994 and 1993. Options outstanding were not included in the 1994 or 1993 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $68,343,000 and $61,512,000 at December 31, 1994, and March 31, 1994, respectively.

(5) Effective April 1, 1994, the Company acquired a 50% interest in Aird for $135,000 in cash. Located in Adelaide, South Australia, Aird is a distributor of cards, stationery, and related products. This investment is included in "Deferred charges and other assets" in the accompanying balance sheet. Effective January 13, 1995, the Company acquired the business of Ahrens Creative Group, Inc. ("Ahrens"). Located in Chicago, Illinois, Ahrens is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets. The excess of the purchase price ($381,000 in cash and a $200,000 note payable) over the fair value of net assets acquired was $407,000.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Consolidated sales increased $12,162,000, or 24.6%, and $28,764,000, or 20.5%, for the three- and nine-month periods ended December 31, 1994 versus the comparable prior year periods with each of the Company's subsidiaries contributing to this growth. The increases are primarily the result of higher volume in the pre-press business where revenues increased $8,082,000 and $18,602,000, respectively, for the three- and nine-month periods ended December 31, 1994. Increased creative, design, photographic, and composition services provided to retail advertising customers continues to positively impact comparisons with prior year periods, reflecting increased volume with existing customers and the addition of Meridian Retail, Inc., in December 1993. Results for the current year periods have also been favorably affected by increased typography and color separation revenues relating to the textbook, magazine, and catalog sectors. At the publishing subsidiary, strong sales of Portal Publications' card, matted product, apparel, and calendar lines, as well as an increase in the higher-end fine art line at The Winn Devon Art Group, resulted in increased revenues of $2,883,000 and $6,823,000 versus the prior year periods. In the magazine printing business, despite continued pricing pressures and nominal growth in page count, the addition of new magazine titles, and nonrecurring work for both existing and new customers, resulted in increased sales of $1,197,000 and $3,339,000, for the three- and nine-month periods ended December 31, 1994.

Gross profit as a percentage of sales was 40.0% and 40.7%, respectively, for the three- and nine-month periods ended December 31, 1994 as compared to 38.7% and 38.8% for the comparable prior year periods. These improvements are primarily attributable to the pre-press business, as its gross margins improved due to better operating leverage (i.e. the distribution of relatively fixed costs over an increased revenue base) and production efficiencies. The publishing subsidiary benefited from operating leverage while the printing subsidiary's gross margin was virtually unchanged.

Selling, general, and administrative expenses as a percentage of sales were 23.8% and 25.1%, respectively, for the three- and nine-month periods ended December 31, 1994 versus 26.5% and 26.9% for the comparable prior year periods. For the quarter, the improvements are primarily due to the publishing and pre-press subsidiaries, where a high percentage of their increased volume came from noncommissionable sales, as well as the absence of costs incurred related to the start up of Meridian Retail, Inc.
in December 1993. The year-to-date comparison also reflects the absence of the costs incurred in the prior year related to the renegotiation of the Company's revolving credit facility.

Other income (expense) for the three-month period ended December
31, 1994 includes a charge of $415,000 related to the sale of the publishing subsidiary's contract art and framing operation.

The effective income tax rate was 41.0% for the three- and nine-month periods ended December 31, 1994 versus 41.0% and 40.8%, respectively, for the prior year periods.

As a result of the foregoing, net income per share increased
$.30, or 62.5%, and $.75, or 55.1%, respectively, for the three- and nine-month periods ended December 31, 1994.

Liquidity and Capital Resources

At December 31, 1994, the Company's debt to equity ratio was .06 to 1 compared to .21 to 1 at March 31, 1994. During the nine months ended December 31, 1994, the Company generated cash from operating activities of $15,171,000 versus $14,878,000 for the prior year period. This change is primarily the result of an increase in net income for the nine-month period ended
December 31, 1994, partially offset by an increase in working capital requirements. Higher levels of accounts receivable, attributable to increased sales volume, an increase in work-in-process at the Company's pre-press subsidiary, reflecting higher retail advertising, typography, and color separation volume, and a decline in accounts payable due primarily to the payment of service providers utilized by the pre-press subsidiary to help complete fiscal year-end textbook work, accounted for the majority of the working capital increase. For the nine-months ended December 31, 1994 and 1993, cash provided from operating activities was used to fund capital expenditures and reduce debt.

Recently Issued Financial Accounting Standards

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), extends existing fair value disclosure practices for some financial instruments. The Company will be required to adopt SFAS No. 107 for its fiscal year ending March 31, 1996, however, such adoption will have no impact on the Company's financial position or results of operations since it relates to disclosure matters only.

The Company does not currently utilize derivative financial instruments. As a result, Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119") will not impact the Company upon adoption. SFAS No. 119 requires additional disclosure about derivative financial instruments such as futures and forward, swap, and option contracts not previously required under existing standards such as SFAS No. 107 above. The Company will be required to adopt SFAS No. 119 for its fiscal year ending March 31, 1996.

                           DEVON GROUP, INC.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     The Company, in the ordinary course of business, is contingently liable on pending lawsuits and claims. Based upon advice from legal counsel, these pending items are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     a. Exhibits

        None

     b. Reports on Form 8-K

        None

                               SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DEVON GROUP, INC.



Date:  February 8, 1995       s/Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President,
                              Operations and Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)




                              s/Robert H.Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)