Form 10-K405
period 1995-03-31
DEVON GROUP INC
filed 1995-06-27
CIK 40542

United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington,  D. C.  20549

                               FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1995
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number 2-14850

                           DEVON GROUP, INC.
        (Exact name of Registrant as specified in its charter)
        Delaware                                     03-0212800
(State of Incorporation)                (I.R.S. Employer Identification Number)

  281 Tresser Boulevard, Suite 501, Stamford, Connecticut 06901-3227
               (address of principal executive offices)

Registrant's telephone number, including area code    (203) 964-1444

      Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
         Title of Class                                   on which registered

Common Stock, $.01 par value,                                    NASDAQ
7,278,817 outstanding as of June 2, 1995

        Securities registered pursuant to Section 12(g) of the Act:
                                 None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes      X       No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

As of June 2, 1995, the market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $148,231,000.

Portions of the following documents are incorporated by reference in the form 10-K as indicated:

                                                             Part of 10-K
                    Document                           into which incorporated

1995 Annual Report to Shareholders of Devon Group, Inc.  Parts I, II and IV
Proxy Statement relative to the 1995 Annual Meeting of   Parts I, II and III
       Shareholders of Devon Group, Inc.

                                PART I
Item 1  Business
General

  Devon Group, Inc. is a diversified graphic arts company that provides the following services and products: advertising and editorial production, conventional and digital photography, interactive multimedia, computerized typesetting, composition, color separation, printing, binding, and related services to corporate, retail, advertising, and publishing customers, and publishing/distribution of posters, art reproductions, original art, greeting cards, notecards, calendars, and related products.

  The Company was incorporated in Delaware in 1962 and between 1968 and 1982 traded on the American Stock Exchange. The Company was acquired in 1982 by a group of investors, including management. In August 1986 the Company affected an initial public offering of its common stock, issuing 2,500,000 shares at $18 per share and now trades over the counter on the National Association of Securities Dealers Automated Quotation System (NASDAQ).

  The Company's Black Dot Graphics, Inc. subsidiary is one of the nation's leading suppliers of pre-press services in design, copywriting, photography, editorial development, computer text preparation, separation and management of color images, and finished page output. Black Dot provides high-quality services through its internally developed applications software and the integration of traditionally separate pre-press services. The acquisition by Black Dot of Ahrens Interactive, Inc., an experienced developer of interactive multimedia, expands its traditional pre-press offerings. Sales attributable to Black Dot were $108,630,000, $87,707,000, and $76,692,000 in fiscal 1995, 1994, and 1993, respectively. The
Company's Graftek Press, Inc. subsidiary provides high-quality color printing, binding, and related services to the publishers of trade and special-interest magazines as well as commercial printing services to a variety of customers, primarily advertisers. Sales attributable to Graftek were $53,037,000, $47,622,000, and $48,481,000, in fiscal
1995, 1994, and 1993, respectively. Devon Publishing Group is one of the nation's largest publishers of posters, prints, original artwork, greeting cards, notecards, calendars, and related products. Sales attributable to Devon Publishing Group were $64,015,000, $55,511,000, and $46,825,000 in fiscal 1995, 1994, and 1993, respectively. Sales to Sears, the Company's largest customer, accounted for 20.5% and 21.7% of total sales in fiscal 1995 and 1994, respectively.

Pre-Press Services

  Pre-press services include creative and editorial design services, electronic preparation and management of type and color images, and final composition on photosensitive, magnetic, or optical media. Such media is then used by the Company's customers to make offset printing plates and gravure cylinders or to store digital information for future reference. These services are performed for commercial customers (advertising and financial materials, newspaper inserts, and retail, industrial, and commercial catalogs, directories, buyers' guides, annual reports, and brochures) and publishers (textbooks, tradebooks, magazines, directories, and encyclopedias).

  Various types of computers are used to compose type and graphics which are output via lasers onto film or photosensitive paper. The Company believes that Black Dot, through the development of its own internally developed applications software, has a distinct competitive advantage in its ability to compose type and create fonts and graphics to meet customer demands. Black Dot also has the expertise to adapt the configuration of its computer hardware to meet the requirements of its customers. The Company believes that Black Dot is a leader in the industry in the ability to transform data generated by its customers' computers into data which can then be readily used in Black Dot's type and graphics composition systems. Black Dot's internally developed applications software is fully transportable to any computer that possesses a "C" compiler. The Company believes that Black Dot is also a leader in PostScript expertise for both PC and Macintosh-based systems where its customized extension software is used to increase the efficiency of desktop production.

  Color separation services separate original artwork, photographs, or film transparencies into the four primary printing colors (yellow, magenta, cyan, and black) and output the image on either film, magnetic media, or optical media. These are used to prepare the printing plates for offset printing, the cylinders employed in the gravure printing process, or to store digital information for future reference. Black Dot uses Hell electronic laser color scanners to digitize the primary colors into the correct format for recall by the Hell Chromacom page-assembly system or the Mac-based assembly system. These systems utilize a high-resolution color monitor to enable an operator to perform all page-assembly functions and necessary color corrections and alterations.

  As subsidiaries of Black Dot, Ambrosi & Associates, Inc., ABD Group, Inc., and Meridian Retail, Inc. (a division which commenced operations in late December 1993) offer fully integrated advertising production services including creative design work, copywriting, and photography to key accounts in Chicago, Troy, and other major U.S. cities. Using a variety of computer-based systems, operating efficiencies are achieved by completing the linkage from creation to printed products. These services are performed for retail customers and include newspaper inserts, pre-print circulars, and catalogs.

  Publishers Services Incorporated (a subsidiary of Black Dot) specializes in the design and editorial development of pupils' textbooks, teachers' manuals, workbooks, and other ancillary textbook materials primarily for the school market.

  Ahrens Interactive, Inc. (a new subsidiary of Black Dot acquired in January 1995) is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets.

  Black Dot markets its services primarily to commercial customers and publishers through its direct salesforce which at March 31, 1995 consisted of 140 persons, 43 in field sales and 97 in support functions, including customer service.

  Services to retail advertising customers of Black Dot, including Sears and Kmart, represent a significant component of Black Dot's total revenues. The loss of any of Black Dot's significant retail advertising customers or a significant change in their advertising strategies could have a material adverse effect on the Company. The Company believes that Black Dot's relations with all of its retail advertising customers are excellent as evidenced by the willingness of those customers to store significant amounts of their retail advertising art with Black Dot and by their choice of Black Dot as the provider of substantially all of their newspaper advertising (ROPs and inserts) production needs.

Printing Services

  The Company's Graftek subsidiary provides magazine manufacturing services primarily in connection with the printing, binding, and distribution operations of trade and special-interest magazines and related work. Graftek also engages in commercial printing. Trade and special-interest magazine publishers generally contract for their printing for a three-to-five-year period. At March 31, 1995 Graftek's magazine list included 105 titles, 82% of which were under contract with 35 publishers. Graftek specializes in printing runs ranging from 50,000 to 350,000 copies. The Company's current capacity is approximately 130,000,000 magazine copies per year. Graftek's equipment includes:

   Press Equipment

      Quantity   Description

         3       Harris M-300 nine-unit press, press speed up to
                  1,200 feet per minute
         1       Harris M-1000A nine-unit press, press speed up to
                  1,200 feet per minute
         1       Harris M-300 five-unit web offset press, press
                  speed up to 1,200 feet per minute
         2       Harris M-200 six-unit web offset press, press
                  speed up to 1,000 feet per minute
         1       Planeta six-color sheet-fed press with coating
                  tower
         1       Miller six-color perfecting sheet-fed press
         2       Heidelberg two-color sheet-fed press
         4       Single color sheet-fed, offset press

   Bindery and Mailing Equipment

      Quantity   Description

         2       Perfect binding lines
         5       Selective saddle binding lines with in-line
                  mailing and inside/outside ink-jet system
         1       Selective perfect binding line with in-line
                  mailing and inside/outside ink-jet system
         1       Polybag mailing line
         1       Inline/offline polybag mailing line
         4       Free-standing mailing lines

  Graftek also maintains equipment which is used for pre-press and platemaking work associated with printing. The Company believes that Graftek's equipment is state of the art.

  Graftek's services are primarily sold to publishers of trade and special-interest magazines by a direct salesforce which, at March 31, 1995, consisted of 42 persons, 13 in field sales and 29 in support functions, including customer service.

Publishing

  Devon Publishing Group is one of the nation's largest publishers of posters, prints, original artwork, greeting cards, notecards, calendars, and related products. Formed during fiscal 1989, Devon Publishing Group is composed of four divisions: Portal Publications, Ltd., acquired in April 1970; The Winn Devon Art Group, Ltd., which combines The Winn Art Group, acquired in April 1988, and Devon Editions which was formed in April 1989; Portal Publications, Ltd. (U.K.), which commenced operations in September 1993; and Portal Aird Publications Pty. Ltd., a 50%-owned distributor located in South Australia acquired in April 1994.

  Portal's product lines include posters, art reproductions, notecards, greeting cards, calendars, and related products. The product selection is extensive, with appeal to a broad spectrum of customers. The company believes that its marketing strategy of offering a broad line of products at moderate prices enables it to sell to a large and stable customer base. Since Portal's product lines are intended to be carried by its customers for many years, it believes that its in-store service program is critical to its selling success. The Winn Devon Art Group carries a premium quality product line which consists of original art and monoprints (original work produced by an artist using a printing technique), limited-edition prints, and an upscale poster line. Winn products are sold primarily to galleries, designers, and institutional customers requiring premium quality art while the upscale poster line is directed at the market segment between that of Portal and Winn Devon's premium quality products. Portal Publications, Ltd. (U.K.) is primarily a fulfillment and distribution center for Portal's product lines in the U.K., while Portal Aird Publications Pty. Ltd. is a key distributor in Australia.

  Portal purchases the rights to publish photographs and artwork which are either in the artist's stock or are commissioned specifically for Portal's products. Images are also obtained from the public domain primarily through photo libraries. Commissioned works are assigned to a Portal art director for creation of a product that can be marketed through Portal's distribution network. Winn Devon's images are provided primarily by artists, many of whom are under contract, or licensed from museums. Devon Publishing Group also distributes posters and prints of other publishers. Devon Publishing Group's current titles approximate 3,350 art prints and posters, 1,800 limited-edition prints, 400 notecards, 80 calendars, and 700 greeting cards.

  Portal's products are printed by a number of companies which are selected based upon their quality, ability to deliver, and price. Both domestic and foreign printers are utilized. Foreign printers do the printing for Portal's calendar line and selected card lines. After Portal's products are printed, they are delivered to its warehouse facility in Hayward, California for distribution. Posters and prints are shipped shrink-wrapped, rolled, or flat depending upon customer orders. Customer orders are consolidated at the warehouse facility and shipped directly to the customers. Winn Devon utilizes several domestic and foreign printers to meet its printing requirements. One-of-a-kind art, monoprints, and a portion of the limited-edition art are provided by outside artists. Winn Devon's products are shipped from the Seattle warehouse, or sold in showrooms.

  Portal's products are sold to customers such as gift shops, bookstores, import stores, department stores, card shops, framers, and other specialty-type stores by both independent, multiline representatives and Portal-employed sales personnel. Winn Devon's products are sold principally to fine art galleries and interior designers. They are also sold directly to certain institutional customers (e.g. hotel chains). The products are sold by company representatives operating out of two company showrooms and by independent representatives throughout the remainder of the country. In fiscal 1995 approximately 52% of Devon Publishing Group's sales were made by company-employed sales personnel with independent, multiline representatives and house accounts providing 34% and 14%, respectively. At March 31, 1995 Devon Publishing Group had a salesforce of 82 employee representatives and 74 independent, multiline representatives as well as 50 company employees in sales support functions, including customer service.

  Devon Publishing Group had export sales of $5,760,000, $4,470,000, and $3,761,000 in fiscal 1995, 1994, and 1993, respectively. Such sales accounted for approximately $457,000, $371,000, and $292,000 of pretax operating profits in fiscal 1995, 1994, and 1993, respectively. These sales were made to various countries including Argentina, Australia, Belgium, Canada, Denmark, France, Germany, Holland, Italy, Japan, New Zealand, Norway, Spain, Sweden, Switzerland, and the United Kingdom. In addition, Devon Publishing Group has licensing agreements with publishers and distributors in Australia, Holland, Japan, Switzerland, and the United Kingdom. Related royalties in fiscal 1995 were approximately $289,000, approximately 35% of which were from the United Kingdom.

Backlog

  At March 31, 1995 and 1994, Devon Group, Inc. in its entirety had a backlog of unfinished work aggregating approximately $14,900,000 and $11,400,000, respectively, almost all of which was attributable to Black Dot's operations. Generally, the Company's backlog work is completed within a six-month period.

Sources and Availability of Materials

  The Company purchases a number of different materials such as paper, ink, film, and plates. In the case of Devon Publishing Group, it contracts out most of its printing requirements. The Company believes many alternative sources of materials and printing services are available. The Company has not experienced any difficulty in obtaining adequate supplies of materials or printing services and does not anticipate any difficulty in obtaining materials or printing services in the future.

Competition

  The graphic arts industry is one of the most geographically dispersed industries in the United States. Competition in the graphic arts industry is intense. The principal methods of competition are performance, quality, reliability, service, and price, and the Company believes it competes effectively on all these bases. The Company competes directly with a number of graphic arts companies, some of which have greater financial resources than the Company.

Employees

  At March 31, 1995 the Company employed approximately 1,900 persons, 127 of whom were covered by a collective bargaining contract relating to Portal's Hayward warehouse. The bargaining unit is not affiliated with any union. The Company has not experienced any work stoppage in over 16 years and believes its employee relations are satisfactory.

Acquisitions

  In fiscal 1995 the Company acquired Ahrens Interactive, Inc. and a 50% interest in Portal Aird Publications Pty. Ltd. In fiscal 1993 the Company acquired selected assets and assumed liabilities of Publishers Services Incorporated. Information regarding these acquisitions appears in Note 4 of "Notes to Consolidated Financial Statements" in the accompanying Annual Report to Shareholders, which information is incorporated by reference in this report.

Item 2  Properties

  The following tables set forth certain information relating to the Company's principal facilities:
                             Owned Facilities

  Location                   Operating Unit           Principal Use

Crystal Lake, Illinois         Black Dot       Computer
                                               typesetting, composition,
                                               color separation, office,
                                               and storage facilities

Chicago, Illinois              Black Dot       Photography facility

Freeport, Illinois             Black Dot       Computer
                                               typesetting, composition,
                                               color separation, and
                                               office facilities

Omaha, Nebraska                Black Dot       Color separation
                                               and office facilities

Chicago, Illinois              Black Dot       Computer
                                               typesetting, composition,
                                               and office facilities

Orlando, Florida               Black Dot       Computer
                                               typesetting, composition,
                                               and office facilities

Lincoln, Nebraska              Black Dot       Color separation
                                               and office facilities

Woodstock, Illinois          Graftek Press     Warehousing
                                               and office facilities

Crystal Lake, Illinois       Graftek Press     Magazine
                                               printing and office facilities

Elkhorn, Wisconsin           Graftek Press     Magazine
                                               printing and office facilities

Carpentersville, Illinois    Graftek Press     Printing
                                               and office facilities

                           Leased Facilities

  Location                  Operating Unit           Principal Use

Stamford, Connecticut         Corporate        Administrative
                                               offices and corporate
                                               headquarters

                            Leased Facilities
                              (continued)

  Location                  Operating Unit           Principal Use

New York, New York            Corporate        Administrative offices

Chicago, Illinois             Black Dot        Creative design,
                                               copywriting, and
                                               photography facilities

Chicago, Illinois             Black Dot        Interactive
                                               multimedia development
                                               and office facilities

Troy, Michigan                Black Dot        Creative design,
                                               copywriting, and
                                               photography facilities

Hayward, California     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

Seattle, Washington     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

Corte Madera,California Devon Publishing Group Administrative and art
                                               publication facilities

Tucker, Georgia         Devon Publishing Group Framing facility

Los Angeles, California Devon Publishing Group Showroom and framing facilities

Seattle, Washington     Devon Publishing Group Showroom and framing
                                               facilities

Cheltenham, England     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

  The Company believes that its facilities are adequate for its present needs and that its properties are in good condition, well-maintained, and suitable for their intended uses.


Item 3  Legal Proceedings

  The Company, in the ordinary course of business, is contingently liable on pending lawsuits and claims. Based upon advice from legal counsel, management believes that these pending items will not have a material effect on the Company's consolidated financial position or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

  None

                                PART II

Item 5  Market for the Registrant's Common Equity and Related
Stockholder Matters

  The approximate number of equity security holders of record at March 31, 1995 and 1994 was as follows:
                                                           1995    1994

          Common Stock, $.01 par value                      132     131

  Based on previous communications with banks and securities dealers who hold the Company's stock in "street" name for individuals, the Company estimates that the number of holders of its common stock exceeds 500.

  Additional information regarding markets and market prices is included in the accompanying Annual Report to Shareholders, which information is incorporated by reference in this Report.

Item 6  Selected Financial Data

  The "Selected Financial Data" appearing on page 30 of the accompanying Annual Report to Shareholders is incorporated by reference in this Report.

Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition

  "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 31 and 32 of the accompanying Annual Report to Shareholders is incorporated by reference in this Report.

Item 8  Financial Statements and Supplementary Data

  The consolidated financial statements and the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP dated May 4, 1995, appearing on pages 33 through 43 of the accompanying Annual Report to Shareholders are incorporated by reference in this Report.

Item 9 Changes in and disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                               PART III

Item 10  Directors and Executive Officers of the Registrant

  The biographical information relating to the Company's Directors is included under "Election of Directors" in the Proxy Statement relating to the Company's Annual Meeting of Shareholders, which information is incorporated by reference in this Report.

Executive Officers of the Registrant

                                                            Served As
Name                   Title                        Age   Officer Since

Marne Obernauer, Jr.   Chairman and Chief Executive
                         Officer                     51       1975

John W. Dinzole        President and Chief Operating
                         Officer                     67       1969

Marne Obernauer        Chairman of the Executive
                         Committee of the Board
                         of Directors                76       1971

Bruce K. Koch          Executive Vice President,
                         Operations and Finance and
                         Chief Financial Officer     48       1980


  Mr. Marne Obernauer, Jr., Chairman and Chief Executive Officer of the Company, is the son of Marne Obernauer, Chairman of the Executive Committee of the Board of Directors.

  Each of the executive officers of the Company is elected by the Board of Directors for a one-year term.

  All executive officers have been actively engaged in the business of the Company for more than five years.

Item 11  Executive Compensation

  Information relative to Executive Compensation is included under "Remuneration of Directors and Officers" in the Proxy Statement relating to the Company's Annual Meeting of Shareholders, which information is incorporated by reference in this Report.

Item 12  Security Ownership of Certain Beneficial Owners and Management

  Information relative to Security Ownership of Certain Beneficial Owners and Management is included under "Stockholders Entitled to Vote and Shares Outstanding" in the Proxy Statement relating to the Company's Annual Meeting of Shareholders, which information is incorporated by reference in this Report.

Item 13  Certain Relationships and Related Transactions

  Not applicable.

                                PART IV


Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) 1. Financial Statements

       Consolidated financial statements of the Company and its subsidiaries and the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP, dated May 4, 1995, appearing on pages 33 through 43 of the accompanying Annual Report to Shareholders are incorporated by reference in this Report.


                                                              Form 10-K
                                                              Page No.


    2. Financial Statement Schedules

       Independent Auditors' Report                             F-1
       Schedule II - Valuation and qualifying accounts          F-2

       All other schedules are omitted, as the required information is inapplicable or is set forth in the consolidated financial statements or notes thereto.

    3. Exhibits

       Exhibit 22 - Subsidiaries of the Registrant              F-3

       Exhibit 23 - Consent of Independent Auditors             F-4

       All other exhibits are omitted, as the required information is inapplicable.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     DEVON GROUP, INC.


     By  S/Marne Obernauer, Jr.
         Marne Obernauer, Jr.
         Chairman and Chief Executive Officer, Director

     Date:  June 27, 1995


     Pursuant to the requirement of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     S/Marne Obernauer, Jr.
     Marne Obernauer, Jr.
     Chairman and Chief Executive Officer, Director

     Date:  June 27, 1995


     S/John W. Dinzole
     John W. Dinzole
     President and Chief Operating Officer, Director

     Date:  June 27, 1995


     S/Bruce K. Koch
     Bruce K. Koch
     Executive Vice President, Operations and Finance and Chief Financial Officer
     (Principal Financial Officer)

     Date:  June 27, 1995


     S/Robert H. Donovan
     Robert H. Donovan
     Senior Vice President, Finance and Treasurer
     (Principal Accounting Officer)

     Date:  June 27, 1995

     S/Robert S. Blank
     Robert S. Blank
     Director

     Date:  June 27, 1995





     S/William G. Gisel
     William G. Gisel
     Director

     Date:  June 27, 1995





     S/Thomas J. Harrington
     Thomas J. Harrington
     Director

     Date:  June 27, 1995





     S/Marne Obernauer
     Marne Obernauer
     Chairman of the Executive Committee, Director

     Date:  June 27, 1995





     S/Edward L. Palmer
     Edward L. Palmer
     Director

     Date:  June 27, 1995

Selected Financial Data for Five Years                     Devon Group, Inc.



Years ended March 31,                 1995    1994     1993     1992     1991

($ in thousands except per share data)

Operations

Sales                              $225,682 $190,840 $171,998 $143,035 $141,344

Income from continuing operations  $ 19,301 $ 13,210 $ 10,262 $  4,947 $  2,994

Income (loss) from discontinued
  operations                          2,206       -        -        -   (15,062)

  Net income (loss)                $ 21,507 $ 13,210 $ 10,262 $  4,947 $(12,068)


Per Share Data

Income (loss) per common share:

  Continuing operations            $   2.64 $   1.83 $   1.43 $    .69 $    .42

  Discontinued operations               .30       -        -        -     (2.11)

  Net income (loss)                $   2.94 $   1.83 $   1.43 $    .69 $  (1.69)

Financial Position
Working capital                    $ 43,190 $ 29,952 $  8,128 $ 26,091 $ 19,747

Total assets                        133,436  122,556  107,528  103,958   97,106

Long-term debt                        2,402   13,923    2,344   33,562   42,252

Stockholders' equity                 88,153   65,587   51,802   40,744   35,797



See accompanying notes to consolidated financial statements.

             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Results of Operations:     Fiscal 1995 Compared to Fiscal 1994:

Sales increased $34,842,000, or 18.3%, compared to fiscal 1994 with each of the Company's subsidiaries contributing to this growth. A significant portion of this increase came from the pre-press business where revenues increased $20,923,000, or 23.9%. Most of the pre-press revenue increase was related to higher levels of creative, design, photographic, and composition services provided to retail advertising customers which included a full year's results for Meridian Retail, Inc. as well as increased volume with existing customers. Results for the current period at the pre-press business have also been favorably affected by increased typography and color separation revenues primarily relating to the magazine and catalog sectors. At the publishing subsidiary, strong sales of Portal Publications' card, matted product, apparel, and calendar lines, as well as an increase in The Winn Devon Art Group's line of upscale posters and higher-end fine art, resulted in increased revenues of $8,504,000, or 15.3%. In the magazine printing business, the addition of new magazine titles and nonrecurring work for both existing and new customers resulted in increased volume of $5,415,000, or 11.4%, despite continued pricing pressures and nominal growth in page count.

Gross profit increased $17,289,000 in fiscal 1995 to $89,840,000, 39.8% of sales compared to 38.0% the prior year. The gross profit margin improved at the pre-press subsidiary primarily due to the combination of significantly higher production levels, which resulted in more operating leverage, and production efficiencies. The publishing subsidiary benefited from improved operating leverage and a reduction in inventory obsolescence charges. These savings were partially offset by a modest increase in paper-related material costs. At the printing subsidiary, the impact of lower repair and maintenance costs was partially offset by increased material costs.

Selling, general, and administrative expenses decreased to 25.4% of sales versus 26.2% for the prior year. The improvement reflects lower selling expenses as a percentage of sales at each subsidiary and is primarily due to the publishing and pre-press subsidiaries where much of their increased volume was non-commissionable. General and administrative expenses were also reduced as a percentage of sales primarily due to the absence of costs incurred related to the start up of Meridian Retail, Inc. in December 1993 and costs incurred in renegotiating the Company's revolving credit facility.

Interest expense was $676,000 in fiscal 1995 compared to $869,000 in fiscal 1994, while interest income increased to $163,000 from $18,000. The decrease in interest expense is primarily due to reduced levels of debt, partially offset by an increase in the cost of borrowed funds. The increase in interest income reflects earnings from short-term investments. The Company repaid all borrowings under its bank line of credit during fiscal 1995.

The effective income tax rate was 41.0% in fiscal year 1995 compared to 40.9% for the prior year. The fiscal 1994 effective rate reflects the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the first quarter of fiscal 1994. (See note 5 to consolidated financial statements.)

As a result of a significant increase in operating income and lower net interest expense, income from continuing operations increased $6,091,000 to $19,301,000. The current fiscal year and fourth quarter also include net income of $2,206,000 from discontinued operations due to the favorable resolution of certain liabilities that were recorded in fiscal 1991 related to the discontinuance of financial printing operations.

Fiscal 1994 Compared to Fiscal 1993:

Sales increased $18,842,000, or 11.0%, compared to fiscal 1993 reflecting increases at the pre-press and publishing subsidiaries, partially offset by a small decrease in the printing business. Revenues at the pre-press business increased $11,015,000, or 14.4%, due primarily to increased work for textbook publishers and retail advertising customers. The addition of Meridian Retail, Inc., a new division which commenced operations in late December 1993, contributed to increased creative, design, and photographic services provided to retail advertising customers. Each of the publishing subsidiary's businesses grew versus fiscal 1993. Portal's strong sales of wall decor prints and cards, coupled with an increase in The Winn Devon Art Group's line of upscale posters and higher sales of framed product at Regency House, produced an $8,686,000, or 18.5%, increase in revenues. Printing sales decreased $859,000, or 1.8%, reflecting the continued effect of page count reductions and pricing pressures, partially offset by growth in commercial printing revenues at Carlith Printing, Inc.

Gross profit increased $8,369,000 in fiscal 1994 to $72,551,000, 38.0% of sales compared to 37.3% for the prior year. The gross profit margin increased at the pre-press and publishing subsidiaries primarily due to the dynamics of certain costs which remained fixed despite increased volume. The aforementioned pricing pressures and an increase in repair and maintenance costs resulted in a decline in the gross profit margin at the printing subsidiary.

Selling, general, and administrative expenses decreased to 26.2% of sales compared to 26.5% for the prior year. This improvement, also, is primarily due to costs which remained fixed or did not increase at a rate comparable to the increase in revenues. Partially offsetting this improvement were increases in royalty, commission, and compensation-related expenses at the publishing subsidiary as well as higher advertising expenditures and the costs associated with the start up of Meridian Retail, Inc. in December 1993 at the pre-press business.

Interest expense was $869,000 in fiscal 1994 compared to $1,749,000 in fiscal 1993 primarily due to the reduced levels of debt.

The effective income tax rate was 40.9% in fiscal 1994 compared to 41.0% in fiscal 1993. The change in fiscal 1994 results from the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the first quarter of fiscal 1994. (See note 5 to consolidated financial statements.)

As a result of an increase in income from operations and lower interest expense, net income increased $2,948,000, or 28.7%, to $13,210,000.

Liquidity and Capital Resources:

At March 31, 1995 the Company's debt to equity ratio was .03 to 1 compared to .21 to 1 at March 31, 1994 and .36 to 1 at March 31, 1993. The decreases in fiscal 1995 and 1994 were primarily due to reductions in debt of $11,521,000 and $4,921,000, respectively, coupled with an increase in profitability over each of the prior year periods.

The Company generated cash from continuing operations of $34,440,000 in fiscal 1995, $19,318,000 in fiscal 1994, and
$21,864,000 in fiscal 1993. In fiscal 1995 these funds were used primarily to reduce debt and fund capital expenditures. The excess was used for short-term, low-risk investments. In fiscal 1994 and 1993 funds were used primarily to reduce debt and for capital expenditures.

Capital expenditures of approximately $10,600,000 are planned for fiscal 1996 generally for new equipment to expand/enhance operations and maintain the Company's technological leadership. In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. Management anticipates that existing cash and cash equivalents and cash generated by operations will provide sufficient funding for these purposes. Operating cash flows can be supplemented, if required, through utilization of the Company's $35,000,000 bank credit facility. Excess cash will be invested in short-term, low-risk investments.

Consolidated Statements of Income                          Devon Group, Inc.



Years ended March 31,                              1995      1994      1993

($ in thousands except per share data)

Sales                                          $225,682  $190,840  $171,998

Operating costs and expenses:
 Cost of sales                                  135,842   118,289   107,816
 Selling, general, and administrative            57,228    49,935    45,607
Income from operations                           32,612    22,616    18,575

Interest income                                     163        18        21
Interest expense                                   (676)     (869)   (1,749)
Other income, net                                   615       575       546


Income from continuing operations
 before income taxes                             32,714    22,340    17,393
Provision for income taxes                       13,413     9,130     7,131

Income from continuing operations                19,301    13,210    10,262
Income from discontinued operations               2,206         -         -
   Net income                                  $ 21,507  $ 13,210  $ 10,262

Income per common share:
 Continuing operations                         $   2.64  $   1.83  $   1.43
 Discontinued operations                            .30         -         -
   Net income                                  $   2.94  $   1.83  $   1.43




See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets                                Devon Group, Inc.

March 31,                                                    1995      1994

($ in thousands)

Assets
Current assets:
  Cash and cash equivalents                              $ 16,965  $  1,606
  Receivables, less allowance for doubtful
    accounts of $1,852 in 1995 and $1,342 in 1994          32,272    37,465
  Inventories, at lower of cost or market:
    Raw materials                                           2,390     2,237
    Work-in-process                                        13,774    10,857
    Finished goods                                          2,685     3,040
      Total inventories                                    18,849    16,134
  Deferred income tax benefit                               3,385     2,741
  Prepaid expenses and other current assets                 4,781     3,863
      Total current assets                                 76,252    61,809

Property, plant, and equipment, net                        52,430    55,727
Deferred charges and other assets                           1,179     1,271
Excess of cost over fair value of net assets acquired       3,575     3,749
                                                         $133,436  $122,556

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                 $    311  $     25
  Accounts payable                                          8,920    10,610
  Accrued expenses                                         11,406     8,679
  Accrued compensation                                      8,907     8,335
  Income taxes                                              3,518     4,208
      Total current liabilities                            33,062    31,857

Long-term debt, excluding current installments              2,091    13,898
Deferred and other compensation                             5,205     5,061
Deferred income taxes                                       4,925     6,153

Stockholders' equity:
  Common stock, $0.01 par value.  Authorized
    30,000,000 shares; issued 8,203,817 shares
    in 1995 and 8,114,817 in 1994                              82        81
  Additional paid-in capital                               32,471    31,413
  Retained earnings                                        66,975    45,468
                                                           99,528    76,962
  Less: 875,000 shares of common stock held
         in treasury, at cost                             (11,375)  (11,375)
      Total stockholders' equity                           88,153    65,587
                                                         $133,436  $122,556


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows                      Devon Group, Inc.
Years ended March 31,                              1995      1994      1993

($ in thousands)
Operating activities:

  Income from continuing operations            $ 19,301  $ 13,210  $ 10,262
  Adjustments to reconcile income to net
    cash provided by continuing operations:
        Depreciation and amortization            10,984     9,997     9,451
        Provision for doubtful accounts           1,084       695       797
        Loss on disposal of facility                415         -         -
  Changes in assets and liabilities, net of the
    effects from purchases and dispositions of
    subsidiaries:
        Receivables                               4,027    (9,883)   (4,838)
        Inventories                              (3,136)   (2,333)      156
        Deferred charges and other assets          (179)    1,808    (1,456)
        Accounts payable                         (1,650)    3,154      (200)
        Accrued expenses                          2,750     1,511       966
        Accrued compensation                        572     1,433     2,844
        Income taxes                              2,000      (519)    4,554
        Deferred income taxes                    (1,872)     (258)     (687)
        Deferred and other compensation             144       503        15
  Net cash provided by continuing operations     34,440    19,318    21,864

  Net cash provided (used) by
    discontinued operations                          (2)       10       (16)
  Net cash provided by operating activities      34,438    19,328    21,848

Investing activities:

  Capital expenditures                           (7,418)  (16,300)   (7,268)
  Payments for purchases of subsidiaries,
    net of cash acquired                           (516)        -      (123)
  Net cash used in investing activities          (7,934)  (16,300)   (7,391)

Financing activities:

  Proceeds from long-term borrowings             12,129    22,000    14,000
  Payments of long-term debt                    (23,850)  (26,921)  (28,718)
  Proceeds from the exercise of stock               576       330       625
    options and other
  Net cash used in financing activities         (11,145)   (4,591)  (14,093)
Net increase (decrease) in cash and              15,359    (1,563)      364
    cash equivalents
Cash and cash equivalents, beginning of year      1,606     3,169     2,805

Cash and cash equivalents, end of year         $ 16,965  $  1,606  $  3,169



See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity               Devon Group, Inc.



                                           Additional
                                  Common   Paid-in   Retained  Treasury
Years ended March 31, 1995,       Stock    Capital   Earnings   Stock     Total
  1994, and 1993

($ in thousands)


Balances at March 31, 1992       $   80   $ 30,043  $ 21,996 $ (11,375) $ 40,744
Exercise of stock options             1        795         -         -       796
Net income                            -          -    10,262         -    10,262

Balances at March 31, 1993           81     30,838    32,258   (11,375)   51,802
Exercise of stock options             -        575         -         -       575
Net income                            -          -    13,210         -    13,210

Balances at March 31, 1994           81     31,413    45,468   (11,375)   65,587
Exercise of stock options
  and other                           1      1,058         -         -     1,059
Net income                            -          -    21,507         -    21,507
Balances at March 31, 1995       $   82   $ 32,471  $ 66,975 $ (11,375) $ 88,153



See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years ended March 31, 1995, 1994, and 1993



 1   Summary of Significant
     Accounting Policies

     (a) Basis of Presentation: The consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Publications Pty. Ltd. ("Portal Aird") and The Aztech Chas P. Young Company ("ACPY"). Effective December 18, 1990, the Company announced its intention to withdraw from the financial printing business and a reserve was established to provide for the related costs of the discontinuance. During the fourth quarter of fiscal 1995, due to the favorable resolution of certain liabilities that were recorded in fiscal 1991 related to the discontinuance of the financial printing business, net income of $2,206,000 was recorded. All significant intercompany transactions are eliminated in consolidation. Prior years' financial statements have been reclassified, where applicable, to conform to the March 31, 1995 presentation.

     (b) Property, Plant, and Equipment: The Company provides for depreciation and amortization of property, plant, and equipment principally by use of the straight-line method over estimated useful lives or lease terms, as applicable. Significant improvements are capitalized, while repairs and maintenance are expensed as incurred.

     (c) Excess of Cost Over Fair Value of Net Assets Acquired: The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over periods of 15 or 25 years.
     The Company periodically evaluates the recoverability of goodwill by assessing whether the unamortized amount can be recovered over its remaining life through undiscounted cash flows.

     (d) Federal and State Income Taxes: The Company and its subsidiaries file a consolidated Federal income tax return. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires the asset and liability method of accounting for deferred income taxes, which applies enacted statutory tax rates to the differences between the carrying amounts of assets and liabilities on the financial statements and their respective tax bases. The effect of subsequent changes in enacted tax rates will be reflected in the period of change.

     Prior to April 1, 1993, items of income and expense which were recognized in different time periods for financial reporting purposes and for purposes of computing income taxes currently payable gave rise to deferred income taxes which were reflected in the consolidated financial statements.

     (e) Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

     (f) Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, the Company considers all cash funds and short-term investments with original maturities of three months or less to be cash equivalents.

 2   Business

     Devon Group, Inc. is a diversified graphic arts company that provides the following services and products: advertising and editorial production, conventional and digital photography, interactive multimedia, computerized typesetting, composition, color separation, printing, binding, and related services to corporate, retail, advertising, and publishing customers, and publishing/distribution of posters, art reproductions, original art, greeting cards, notecards, calendars, and related products.

     During the years ended March 31, 1995, 1994, and 1993, sales to the Company's largest customer amounted to $46,206,000, $41,413,000, and $38,169,000, respectively.


 3   Stockholders' Equity

     In fiscal 1995 and 1994, 89,000 and 54,500 stock options, respectively, were exercised at prices between $5.00 and $16.75 per share (see Note 11). In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. Through March 31, 1995, no shares were acquired by the Company.


 4   Acquisitions and Dispositions

     In fiscal 1995, the Company acquired Ahrens Interactive, Inc. ("Ahrens"), and a 50% interest in Portal Aird. Ahrens, which is located in Chicago, Illinois, is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets. Located in Adelaide, South Australia, Portal Aird is a distributor of cards, stationery, and related products. This investment is accounted for using the equity method. During the third quarter of fiscal 1995 the Company sold the publishing subsidiary's contract art and framing operation located in Decatur, Georgia. The sale resulted in a charge of $415,000 which is included in "Other income, net" on the accompanying consolidated statements of income.
     In fiscal 1993, the Company acquired selected assets and assumed liabilities of Publishers Services Incorporated, a business which provides editorial design and production services to book publishers.

     All of the aforementioned acquisitions were accounted for as purchases. The cumulative excess of cost over the fair value of net assets acquired (goodwill) was recorded on the consolidated balance sheets. Goodwill amortization charged to operations for the years ended March 31, 1995, 1994, and 1993 was $207,000, $209,000, and
     $207,000, respectively.

 5   Income Taxes

     As discussed in Note 1, the Company adopted SFAS No. 109, "Accounting for Income Taxes," as of April 1, 1993. The cumulative effect of this change had no significant impact on the Company's financial statements.

     The income tax provisions for the years ended March 31, 1995, 1994, and 1993 follow:


     ($ in thousands)                           Current  Deferred    Total

     1995   Federal                             $12,816  $(1,435)  $11,381
            State                                 2,469     (437)    2,032
            Total                               $15,285  $(1,872)  $13,413

     1994   Federal                             $ 7,649  $  (167)  $ 7,482
            State                                 1,739      (91)    1,648
            Total                               $ 9,388  $  (258)  $ 9,130

     1993   Federal                             $ 6,119  $  (494)  $ 5,625
            State                                 1,699     (193)    1,506
            Total                               $ 7,818  $  (687)  $ 7,131



     The income tax provisions vary from the amounts which would have been computed by applying the applicable U. S. statutory Federal income tax rate to income before taxes. The primary reasons for the differences between the expected and effective rates are as follows:


     ($ in thousands)             1995             1994             1993
                                     Pretax           Pretax            Pretax
                             Amount Income %  Amount Income %  Amount  Income %

     Computed "expected"
      tax expense           $11,450  35.0     $7,819  35.0     $5,914   34.0
     Increase in taxes
      resulting from:
      State income taxes, net
       of Federal income tax
       benefit                1,321   4.0      1,071   4.8        994    5.7
      Other                     642   2.0        240   1.1        223    1.3
                            $13,413  41.0     $9,130  40.9     $7,131   41.0

     The actual amounts of income taxes paid during the years ended March 31, 1995, 1994, and 1993 were $13,288,000, $9,792,000, and $6,046,000, respectively.

     The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at March 31, 1995 and 1994 are presented below:

     ($ in thousands)                                        1995      1994

     Deferred tax assets:
      Deferred compensation                               $ 2,873   $ 2,923
      Inventory                                             1,502     1,493
      Other                                                 1,716     1,532
        Total deferred tax assets                           6,091     5,948

     Deferred tax liabilities:
      Accelerated depreciation                             (6,895)   (8,681)
      Other                                                  (736)     (679)
        Total deferred tax liabilities                     (7,631)   (9,360)
     Net deferred tax liability                           $(1,540)  $(3,412)

     The Company believes that no valuation allowance is necessary for deferred tax assets. This determination is based on the Company's estimate that it is more likely than not that future taxable income will be sufficient to offset the expenses to which the deferred tax assets relate.

     The significant components of deferred income tax expense for the year ended March 31, 1993 are as follows:

     ($ in thousands)                                                  1993

     Deferred compensation                                          $  (307)
     Accelerated depreciation                                          (234)
     Inventory                                                          (30)
     Other, net                                                        (116)
                                                                    $  (687)



 6   Income Per Share

     Income per common share is computed on the basis of weighted average shares outstanding during the year adjusted for common stock equivalents on the assumption that dilutive stock options were exercised at the beginning of the year with applicable proceeds used to purchase treasury stock at the average market price. The weighted average number of common shares included in this calculation for the years ended March 31, 1995, 1994, and 1993 were 7,303,231, 7,210,534, and 7,192,079, respectively.

 7   Property, Plant, and Equipment

     A summary of property, plant, and equipment at March 31, 1995 and 1994, at cost, follows:

     ($ in thousands)                                        1995      1994

     Land                                                $  1,939  $  1,870
     Buildings and improvements                            23,253    21,740
     Leasehold improvements                                 3,421     3,250
     Furniture, fixtures, and equipment                    93,403    90,379
                                                          122,016   117,239
     Less accumulated depreciation and amortization        69,586    61,512
       Net property, plant, and equipment                $ 52,430  $ 55,727




 8   Long-term Debt

     The following is a summary of long-term debt at March 31, 1995 and 1994:

     ($ in thousands)                                        1995      1994

     Revolving credit facility (a)                       $      -  $ 11,700
     6.5% IDA bond (b)                                        900       900
     Miscellaneous notes payable (c)                        1,502     1,323
                                                            2,402    13,923
     Less current installments                                311        25
                                                         $  2,091  $ 13,898


     Annual maturities of long-term debt for the next five fiscal years are as follows: 1996, $311,000; 1997, $101,000; 1998, $92,000; 1999,
     $92,000; and 2000, $92,000. Interest paid for the years ended March 31, 1995, 1994, and 1993 was $649,000, $968,000, and $2,186,000,
     respectively.

     (a) Effective July 20, 1993 the Company entered into a $35,000,000 credit agreement. The revolving credit facility extends for four years, is unsecured, and provides interest rate options no less favorable than prime and generally based upon a competitively bid "auction" rate. The Company pays fees equal to .125% on the total and .125% on the unused portion of the revolving credit facility. At March 31, 1995 the Company had no outstanding balance under the agreement.

     (b) The 6.5% IDA bond is payable in full on August 1, 2004 and is secured by real estate.

     (c) The Company has various acquisition-related notes payable at interest rates ranging from 7.5% to 10.0%. Certain of these notes are payable to current employees of the Company who were owners of acquired businesses.

 9   Lease Commitments

     At March 31, 1995, minimum rental payments due under operating leases were as follows: 1996, $2,338,000; 1997, $1,916,000; 1998,
     $1,221,000; 1999, $302,000.  No payments are due after 1999.

     Total rental expense for the years ended March 31, 1995, 1994, and 1993 was $3,027,000, $2,498,000, and $2,450,000, respectively.

     Most of the Company's leases are for facilities and provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased properties. Management expects that, in the normal course of business, leases which expire will be renewed or replaced by other leases.


10   Profit Sharing, Pension, and Bonus Plans

     The Company has three profit sharing plans covering substantially all employees who meet eligibility requirements. Amounts contributed to these plans are at the discretion of the appropriate subsidiary's Board of Directors. Amounts charged to operations during the years ended March 31, 1995, 1994, and 1993 totaled $1,999,000, $1,525,000, and $1,723,000, respectively.

     The Company and its subsidiaries maintain various pension plans covering substantially all employees who meet the plans' eligibility requirements. Benefits accrue and are vested based on compensation levels and years of service. The amounts charged to operations for all such plans combined for the years ended March 31, 1995, 1994, and 1993 were $484,000, $447,000, and $491,000, respectively. One of these plans is funded. The projected benefit obligations of this plan exceed the fair value of assets by $73,000, and the net periodic pension cost for fiscal 1995 was $156,000.

     The Company has various bonus plans covering key corporate and subsidiary personnel. The amounts charged to operations under all bonus plans for the years ended March 31, 1995, 1994, and 1993 were $4,206,000, $3,487,000, and $3,118,000, respectively.

11   Stock Option Plans

     The Company has two stock option plans which provide for the grant of nonqualified stock options to employees and certain directors. As of March 31, 1995, 532,000 options were outstanding with exercise prices ranging from $5.00 to $16.75 per share with 71,000 exercisable. A total of 215,000 options are available for future grants. Pursuant to the terms of the option agreements, options are exercisable in increments over five- or ten-year periods. A total of 747,000 shares are reserved for issuance under the option plans.

     The tables below summarize stock option activity and options outstanding for the years ended March 31, 1995, 1994, and 1993:

     Option Activity                               1995      1994      1993

     Options outstanding, beginning of year     621,000   395,500   515,000
     Options granted                                  -   280,000         -
     Options exercised                          (89,000)  (54,500)  (59,500)
     Options expired                                  -         -   (60,000)
     Options outstanding, end of year           532,000   621,000   395,500


     Recap of Options Outstanding at March 31,     1995      1994      1993

     $ 5.00 Exercise price                      182,000   250,000   296,500
     $10.63 Exercise price                       12,000    16,000    16,000
     $12.25 Exercise price                       60,000    75,000    83,000
     $16.75 Exercise price                      278,000   280,000         -
                                                532,000   621,000   395,500


12   Contingent Liabilities

     The Company, in the ordinary course of business, is contingently liable on pending lawsuits and claims. Based upon advice from legal counsel, management believes such pending items will not have a material effect on the Company's consolidated financial position or results of operations.

13   Quarterly Financial Information (unaudited)

     The quarterly results for the years ended March 31, 1995 and 1994 are summarized below:

                                    First  Second  Third   Fourth   Fiscal
                                   Quarter Quarter Quarter Quarter   Year
($ in thousands except per share data)
1995
Sales                              $49,222 $58,584 $61,505 $56,371 $225,682

Gross profit                        19,376  24,930  24,599  20,935   89,840

Income from continuing operations    3,722   5,920   5,741   3,918   19,301
Income from discontinued operations      -       -       -   2,206    2,206
Net income                         $ 3,722 $ 5,920 $ 5,741 $ 6,124 $ 21,507

Income per common share: (1)
  Continuing operations            $   .51 $   .81 $   .78 $   .54 $   2.64
  Discontinued operations                -       -       -     .30      .30
  Net income                       $   .51 $   .81 $   .78 $   .84 $   2.94



1994
Sales                              $43,652 $47,552 $49,343 $50,293 $190,840

Gross profit                        16,113  19,338  19,105  17,995   72,551

Net income                           2,355   3,949   3,499   3,407   13,210

Income per common share (1)            .33     .55     .48     .47     1.83


(1) Per share amounts for each quarter are computed independently; and, due to the computation formula, the sum of the four quarters may not equal the year.

Independent Auditors' Report


The Board of Directors and Shareholders
Devon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Group, Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995 in conformity with generally accepted accounting principles.

S/KPMG Peat Marwick LLP

Stamford, Connecticut

May 4, 1995

Management's Report



The preparation, integrity, and objectivity of Devon Group, Inc.'s consolidated financial statements and the maintenance of a sound system of internal controls are the responsibilities of the management of the Company. The consolidated financial statements, which necessarily include amounts based on the judgment of management, were prepared in conformity with generally accepted accounting principles appropriate in the circumstances.

The Company's management believes that the system of internal controls is effective and appropriately designed to reasonably assure that the books and records properly reflect the transactions of the Company in accordance with management's authorizations, and that assets are protected against improper use. The system is augmented by written policies, programs of external and internal audits, and qualified management under an organizational structure that provides for delegation of authority and segregation of responsibility. Recommendations resulting from both internal and external audits are given due consideration in constantly monitoring and improving internal controls.

The Board of Directors, through the Audit Committee, consisting entirely of outside directors, meets periodically with management and the independent auditors to determine that each is properly discharging its responsibilities. To ensure independence, the auditors and management charged with internal audit responsibility have free access to the Audit Committee.







S/Marne Obernauer, Jr.                         S/ Bruce K. Koch


       Marne Obernauer, Jr.                        Bruce K. Koch
Chairman and Chief Executive Officer           Executive Vice President,
                                               Operations and Finance and
                                               Chief Financial Officer

Market Price of Common Stock




The Company's stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "DEVN." The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:



Years ended March 31,                        1995                1994


Fiscal Quarter

First Quarter                           20 1/2 - 18         19     - 13 1/2
Second Quarter                          24 1/2 - 18 3/4     17 3/4 - 14
Third Quarter                           29 3/4 - 23 1/2     19 3/4 - 15 1/2
Fourth Quarter                          30 1/2 - 22         21 5/8 - 16 1/2



The approximate number of record holders of common stock at March 31, 1995 was 132. Based on previous communications with banks and securities dealers who hold the Company's stock in "street" name for individuals, the Company estimates that the number of holders of its common stock exceeds 500.

                     Independent Auditors' Report






The Board of Directors and Shareholders
Devon Group, Inc.


Under date of May 4, 1995, we reported on the consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14(A)2 on page 11 of this document. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


S/KPMG Peat Marwick LLP



Stamford, Connecticut
May 4, 1995




                       DEVON GROUP, INC. AND SUBSIDIARIES
                                                                     Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED MARCH 31, 1995
                                ($ in thousands)


              COLUMN A              COLUMN B                COLUMN C                    COLUMN D        COLUMN E
                                                            Additions
                                  Balance at
            DESCRIPTION          Beginning of   Charged to Costs   Charged to Other    Deductions     Balance at End
                                    Period        and Expenses         Accounts                         of Period






Year ended March 31, 1993
 Allowance for doubtful accounts   $  877           $  797            $   53 (2)         $  530 (1)       $1,197
 Reserve for obsolete inventory    $  814           $  965            $    -             $  712           $1,067


Year ended March 31, 1994
 Allowance for doubtful accounts   $1,197           $  695            $    -             $  550 (1)       $1,342
 Reserve for obsolete inventory    $1,067           $  556            $    -             $  315           $1,308


Year ended March 31, 1995
 Allowance for doubtful accounts   $1,342           $1,084            $    -             $  574 (1)       $1,852
 Reserve for obsolete inventory    $1,308           $1,391            $    -             $  879           $1,820


(1) Uncollectible accounts written off, net of recoveries.
(2) Balance of acquired subsidiary at date of acquisition.

                                                          Exhibit 22

                    Subsidiaries of the Registrant




The following subsidiaries of the Company and subsidiaries of such subsidiaries of the Company are included in the consolidated financial statements of the Company, excluding those of the discontinued operations.





                                                       Percentage Voting
                                                       Securities Owned
                                    Organized Under    by its Immediate
                                      the Laws of           Parent

Black Dot Graphics, Inc.                Illinois            100.0
  Orent GraphicArts, Inc.               Nebraska            100.0
  Typo-Graphics, Inc.                   Florida             100.0
  Ambrosi & Associates, Inc.            Delaware            100.0
  ABD Group, Inc.                       Illinois            100.0
  Meridian Retail, Inc.                 Nebraska            100.0
  Publishers Services Incorporated      Delaware            100.0
  Ahrens Interactive, Inc.              Delaware            100.0
Graftek Press, Inc.                     Delaware            100.0
  Elkhorn Webpress, Inc.                Wisconsin           100.0
  Carlith Printing, Inc.                Delaware            100.0
Portal Publications, Ltd.               Delaware            100.0
  The Winn Art Group, Ltd.              Washington          100.0
  Portal Publications, Ltd. (U.K.)      United Kingdom      100.0
  Aird Imports Pty. Ltd.                Australia            50.0

                                                           Exhibit 23






                    Consent of Independent Auditors



The Board of Directors and Shareholders
Devon Group, Inc.


We consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-47939, 33-50060, and 33-75060) of
Devon Group, Inc. of our reports dated May 4, 1995, relating to the consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended March 31, 1995, which reports are included or incorporated by reference in the March 31, 1995 annual report on Form 10-K of Devon Group, Inc.


S/KPMG Peat Marwick LLP



Stamford, Connecticut
June 27, 1995