Form 10-Q
period 1995-06-30
DEVON GROUP INC
filed 1995-08-04
CIK 40542

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549





                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Outstanding as of August 3, 1995

       Common Stock                               7,278,817

                                  PART I

                       Item 1 - Financial Statements

                             DEVON GROUP, INC.
                Condensed Consolidated Statements of Income
             For the three months ended June 30, 1995 and 1994
                                (Unaudited)

                   (in thousands, except per share data)


                                                   1995         1994

Sales                                             $59,781      $49,222
Operating costs and expenses:
  Cost of sales                                    35,872       29,846
  Selling, general, and administrative             14,745       13,002
Income from operations                              9,164        6,374

Interest income (expense), net                        150         (241)
Other income, net                                     368          176

Income before income taxes                          9,682        6,309
Provision for income taxes                          3,921        2,587

Net income                                        $ 5,761      $ 3,722


Net income per common share                       $  0.79      $  0.51


Average common shares outstanding                   7,289        7,265












See accompanying notes to condensed consolidated financial statements.

                             DEVON GROUP, INC.
                   Condensed Consolidated Balance Sheets
                  As of June 30, 1995 and March 31, 1995
              (in thousands, except share and per share data)


                                                 June 30,     March 31,
Assets                                             1995         1995
                                                (unaudited)


Current Assets:
  Cash and cash equivalents                      $ 19,405     $ 16,965
  Receivables, less allowance for doubtful
    accounts of $1,993 at June 30, 1995
    and $1,852 at March 31, 1995                   34,097       32,272
  Inventories, at lower of cost or market:
    Raw materials                                   2,406        2,390
    Work-in-process                                13,907       13,774
    Finished goods                                  2,591        2,685
      Total inventories                            18,904       18,849
  Deferred income tax benefit                       3,385        3,385
  Prepaid expenses and other current assets         5,036        4,781
      Total current assets                         80,827       76,252

Property, plant, and equipment, net                51,479       52,430
Deferred charges and other assets                   1,289        1,179
Excess of cost over fair value of net assets
  acquired                                          3,522        3,575
                                                 $137,117     $133,436
Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of long-term debt         $    310     $    311
  Accounts payable                                  8,375        8,920
  Accrued expenses                                 10,759       11,406
  Accrued compensation                              7,058        8,907
  Income taxes                                      5,688        3,518
     Total current liabilities                     32,190       33,062

Long-term debt, excluding current installments      2,070        2,091
Deferred and other compensation                     5,304        5,205
Deferred income taxes                               4,925        4,925

Stockholders' equity:
  Common Stock, $0.01 par value.  Authorized
     30,000,000 shares; issued 8,203,817 shares at
     June 30, 1995 and March 31, 1995                  82           82
  Additional paid-in capital                       32,479       32,471
  Retained earnings                                72,736       66,975
                                                  105,297       99,528

  Less:  Shares of common stock held in treasury,
         at cost; 925,000 at June 30, 1995
         and 875,000 at March 31, 1995            (12,669)     (11,375)
     Total stockholders' equity                    92,628       88,153
                                                 $137,117     $133,436

See accompanying notes to condensed consolidated financial statements.

                             DEVON GROUP, INC.
              Condensed Consolidated Statements of Cash Flows
             For the three months ended June 30, 1995 and 1994
                                (Unaudited)

                              (in thousands)



                                                          1995       1994

Net cash provided by (used in) operating activities     $ 5,464    $(4,004)

Cash flows from investing activities:
 Capital expenditures                                    (1,716)    (1,908)
 Payments for purchases of subsidiaries, net of
  cash acquired                                              -        (135)
Net cash used in investing activities                    (1,716)    (2,043)

Cash flows from financing activities:
 Proceeds from long-term borrowings                          -       6,800
 Payments of long-term debt                                 (22)    (2,520)
 Proceeds from the exercise of stock options and other        8        197
 Purchase of treasury stock                              (1,294)        -
Net cash provided by (used in) financing activities      (1,308)     4,477

Net increase (decrease) in cash and cash equivalents      2,440     (1,570)
Cash and cash equivalents, beginning of period           16,965      1,606


Cash and cash equivalents, end of period                $19,405    $    36














See accompanying notes to condensed consolidated financial statements.

                             DEVON GROUP, INC.
           Notes to Condensed Consolidated Financial Statements
                               June 30, 1995
                                (Unaudited)


(1) The condensed consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Imports Pty, Ltd. ("Portal Aird") (see note 5). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the unaudited periods, have been included. Results of operations for the periods included in the report are not necessarily indicative of the results for the full year.

      Reference should be made to the "Annual Report of Corporation Form 10-K" for the fiscal year ended March 31, 1995 (including its notes to consolidated financial statements) filed with the Securities and Exchange Commission.

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three-month periods ended June 30, 1995 and 1994. Options outstanding were not included in the 1995 or 1994 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $72,254,000 and $69,586,000 at June 30, 1995 and March 31, 1995,
      respectively.

(5) Effective April 1, 1994 the Company acquired a 50% interest in Portal Aird for $135,000 in cash. Located in Adelaide, South Australia, Portal Aird is a distributor of posters and related products. This investment is included in "Deferred charges and other assets" in the accompanying balance sheets. Effective January 13, 1995, the Company acquired the business of Ahrens Interactive, Inc. ("Ahrens").
      Located in Chicago, Illinois, Ahrens is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets. The excess of the purchase price ($381,000 in cash and a $200,000 note payable) over the fair value of net assets acquired was $407,000.

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. During the first quarter of fiscal 1996, under this authorization, 50,000 shares were repurchased.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Consolidated sales for the quarter ended June 30, 1995 increased $10,559,000, or 21.5%, compared to the prior year's first quarter with each of the Company's subsidiaries contributing to this growth. Sales at the Company's pre-press subsidiary increased $7,989,000, or 36.3%, primarily due to the higher levels of creative, design, photographic, and composition services provided to retail advertising customers. In the publishing subsidiary, strong sales of Portal Publications' matted product and card lines as well as an increase in The Winn Devon Art Group's line of upscale posters, resulted in increased revenues of $1,700,000, or 11.9%, versus the prior year period. Sales at the Company's magazine printing business increased $870,000, or 6.7%, primarily due to increased paper sales.

Gross profit increased by $4,533,000 for the quarter ended June 30, 1995 to $23,909,000 or 40.0% as a percentage of sales compared to 39.4% for the comparable prior year period. The increase in gross profit margins at both the pre-press and publishing subsidiaries was partially offset by a decrease in the magazine printing business. In the pre-press subsidiary, the improvement was primarily due to the distribution of relatively fixed overhead costs over an increased revenue base. This was partially offset by the impact of lower production levels at certain plants reflecting the nonrecurrence of high levels of textbook work during the first quarter of fiscal year 1995. Margins in the publishing subsidiary reflect the positive effects of the higher sales volume and a decrease in inventory obsolescence charges versus the prior year period. The decrease in the printing business margin was primarily due to an increase in the cost of materials related to the higher level of paper sales.

Selling, general, and administrative expenses as a percentage of sales were 24.7% for the three months ended June 30, 1995 versus 26.4% for the comparable prior year period. The improvement was primarily due to the pre-press and publishing subsidiaries where a high percentage of their increased revenues came from noncommissionable sales. At each subsidiary, the distribution of relatively fixed general and administrative costs over an increased revenue base positively affected comparisons. These improvements were partially offset by increased incentive and other employment-related expenses in the pre-press business.

Interest expense was $57,000 for the three-month period ended June 30, 1995 compared to $243,000 for the prior year period, while interest income increased to $207,000 versus $2,000. The decrease in interest expense reflects the repayment of all borrowings under the Company's bank line of credit during fiscal 1995. The increase in interest income reflects earnings from short-term investments.

The effective income tax rate for the three-month period ended June 30, 1995 was 40.5% versus 41.0% for the prior year period.

As a result of the foregoing, as well as the Company's purchase of 50,000 shares of treasury stock during the first quarter of fiscal 1996 (see note
6), net income per share increased $.28, or 54.9%, for the three months ended June 30, 1995.

Liquidity and Capital Resources

During the three-month period ended June 30, 1995 the Company generated cash from operating activities of $5,464,000 while cash used by operating activities for the prior year period was $4,004,000. This change is primarily the result of decreased working capital requirements and increased net income for the current three-month period. In the prior year period, the higher levels of accounts receivable, some attributable to increased sales volume and some to the timing of payments from several large customers, coupled with a significant decline in accounts payable due primarily to the payment of service providers utilized by the pre-press subsidiary to help complete fiscal year-end textbook work, resulted in an unusually high level of working capital requirements. For the three-month period ended June 30, 1995, cash provided by operating activities was used to fund capital expenditures with the remainder conservatively invested. During the three months ended June 30, 1994 proceeds from long-term bank borrowings were used to fund the cash requirements of operating activities and capital expenditures.

Recently Issued Financial Accounting Standards

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") requires that long-lived assets and certain intangible assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 121 further requires that assets in this category to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company will be required to adopt SFAS No. 121 for its fiscal year ending March 31, 1997, however, it is not expected that such adoption will have a material impact on the Company's financial position or results of operations.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     a.  The Company's Annual Meeting of Stockholders was held on July 25,
         1995.

     b.  Not required.

     c. A proposal to approve the 1995 Non-Qualified Stock Option Plan as described in the Company's proxy statement dated June 19, 1995 was adopted by the following vote:

                  For                Against             Abstain

               6,381,152             82,099              29,496

         A proposal to ratify the selection of the firm of KPMG Peat Marwick LLP as auditors for the Company for the fiscal year ending March 31, 1996 was adopted by the following vote:

                  For                Against             Abstain

               6,486,395               200                6,153

         The following Directors were elected for the ensuing year and until their respective successors have been duly elected and qualified by the following vote:

                                        For            Withhold Vote on

         Marne Obernauer, Jr.         6,486,876              5,871
         Robert S. Blank              6,486,138              6,609
         John W. Dinzole              6,486,812              5,935
         William G. Gisel             6,486,126              6,621
         Thomas J. Harrington         6,486,876              5,871
         Marne Obernauer              6,486,526              6,221
         Edward L. Palmer             6,486,526              6,221

     d.  Not applicable

                             DEVON GROUP, INC.

                        PART II - OTHER INFORMATION






Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits

         None.

     b.  Reports on Form 8-K.

         None.

                                 SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DEVON GROUP, INC.




Date:  August 3, 1995                    s/Bruce K. Koch
                                         Bruce K. Koch
                                         Executive Vice President,
                                         Operations and Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)



                                         s/Robert H. Donovan
                                         Robert H. Donovan
                                         Senior Vice President, Finance and
                                         Treasurer
                                         (Principal Accounting Officer)