Form 10-Q
period 1995-09-30
DEVON GROUP INC
filed 1995-11-14
CIK 40542

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549





                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                            Outstanding as of November 8, 1995

     Common Stock                                 7,369,317

                                  PART I

                       Item 1 - Financial Statements

                             DEVON GROUP, INC.
                Condensed Consolidated Statements of Income
                                (Unaudited)

                   (in thousands, except per share data)


                                 For the Three Months   For the Six Months
                                  Ended September 30,   Ended September 30,

                                   1995      1994         1995      1994


Sales                           $ 63,449  $ 58,584     $123,230  $107,806
Operating costs and expenses:
 Cost of sales                    35,314    33,654       71,186    63,500
 Selling, general, and
   administrative                 16,267    14,864       31,012    27,866
Income from operations            11,868    10,066       21,032    16,440

Interest income (expense), net       155      (216)         305      (457)
Other income, net                    418       184          786       360

Income before income taxes        12,441    10,034       22,123    16,343
Provision for income taxes         5,039     4,114        8,960     6,701

Net income                      $  7,402  $  5,920     $ 13,163  $  9,642


Net income per common share     $   1.01  $    .81     $   1.80  $   1.32

Average common shares outstanding  7,317     7,293        7,303     7,279












See accompanying notes to condensed consolidated financial statements.


                             DEVON GROUP, INC.
                   Condensed Consolidated Balance Sheets
                As of September 30, 1995 and March 31, 1995
              (in thousands, except share and per share data)

                                             September 30,    March 31,
Assets                                           1995           1995
                                              (Unaudited)


Current Assets:
 Cash and cash equivalents                      $ 12,570      $ 16,965
 Receivables, less allowance for doubtful
   accounts of $2,233 at September 30, 1995
   and $1,852 at March 31, 1995                   44,818        32,272
 Inventories, at lower of cost or market:
   Raw materials                                   2,815         2,390
   Work-in-process                                14,878        13,774
   Finished goods                                  2,503         2,685
     Total inventories                            20,196        18,849
 Deferred income tax benefit                       3,385         3,385
 Prepaid expenses and other current assets         4,748         4,781
     Total current assets                         85,717        76,252

Property, plant, and equipment, net               50,907        52,430
Deferred charges and other assets                  1,179         1,179
Excess of cost over fair value of net assets
  acquired                                         6,799         3,575
                                                $144,602      $133,436
Liabilities and Stockholders' Equity

Current Liabilities:
 Current installments of long-term debt         $    310      $    311
 Accounts payable                                  7,685         8,920
 Accrued expenses                                 11,794        11,406
 Accrued compensation                              8,917         8,907
 Income taxes                                      2,859         3,518
     Total current liabilities                    31,565        33,062

Long-term debt, excluding current installments     2,051         2,091
Deferred and other compensation                    5,364         5,205
Deferred income taxes                              4,925         4,925

Stockholders' equity:
 Common Stock, $0.01 par value.  Authorized
     30,000,000 shares; issued 8,294,317 shares at
     September 30, 1995 and 8,203,817 shares
     at March 31, 1995                                83            82
 Additional paid-in capital                       33,145        32,471
 Retained earnings                                80,138        66,975
                                                 113,366        99,528

 Less: Shares of common stock held in treasury,
       at cost; 925,000 at September 30, 1995
       and 875,000 at March 31, 1995             (12,669)      (11,375)
     Total stockholders' equity                  100,697        88,153
                                                $144,602      $133,436

See accompanying notes to condensed consolidated financial statements.


                             DEVON GROUP, INC.
              Condensed Consolidated Statements of Cash Flows
           For the six months ended September 30, 1995 and 1994
                                (Unaudited)

                              (in thousands)



                                                   1995          1994


Net cash provided by operating activities        $ 3,848       $ 5,972

Cash flows from investing activities:
  Capital expenditures                            (3,691)       (4,342)
  Payments for purchases of subsidiaries, net of
   cash acquired                                  (3,892)         (135)
Net cash used in investing activities             (7,583)       (4,477)

Cash flows from financing activities:
 Proceeds from long-term borrowings                   -         10,300
 Payments of long-term debt                          (41)      (13,022)
 Proceeds from the exercise of stock options
  and other                                          675           558
 Purchase of treasury stock                       (1,294)           -
Net cash used in financing activities               (660)       (2,164)

Net decrease in cash and cash equivalents         (4,395)         (669)
Cash and cash equivalents, beginning of period    16,965         1,606


Cash and cash equivalents, end of period         $12,570       $   937














See accompanying notes to condensed consolidated financial statements.

                             DEVON GROUP, INC.
           Notes to Condensed Consolidated Financial Statements
                            September 30, 1995
                                (Unaudited)


(1) The condensed consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Imports Pty. Ltd. ("Portal Aird") (see note 5). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the unaudited periods, have been included. Results of operations for the periods included in the report are not necessarily indicative of the results for the full year.

      Reference should be made to the "Annual Report of Corporation Form 10-K" for the fiscal year ended March 31, 1995 (including its notes to consolidated financial statements) filed with the Securities and Exchange Commission.

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three- and six-month periods ended September 30, 1995 and 1994. Options outstanding were not included in the 1995 or 1994 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $74,750,000 and $69,586,000 at September 30, 1995 and March 31, 1995,
      respectively.

(5) Effective April 1, 1994 the Company acquired a 50% interest in Portal Aird for $135,000 in cash. Located in Adelaide, South Australia, Portal Aird is a distributor of posters and related products. This investment is included in "Deferred charges and other assets" in the accompanying balance sheets. Effective January 13, 1995, the Company acquired the business of Ahrens Interactive, Inc. ("Ahrens").
      Located in Chicago, Illinois, Ahrens is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets. The excess of the purchase price ($381,000 in cash and a $200,000 note payable) over the fair value of net assets acquired was $407,000. Effective July 31, 1995, the Company acquired Proof Positive/Farrowlyne Associates, Inc. ("PP/FA") for $4,000,000 in cash. Located in Evanston, Illinois, "PP/FA" is a provider of editorial and creative services to the publishing industry, primarily in the educational sector. The excess of the purchase price over the fair value of assets acquired was $3,370,000.

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. During the first quarter of fiscal 1996, under this authorization, 50,000 shares were repurchased.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Consolidated sales increased $4,865,000, or 8.3%, and $15,424,000, or 14.3% ,respectively, for the three- and six-month periods ended
September 30, 1995 versus the comparable prior year periods with each of the Company's subsidiaries contributing to this growth. A significant portion of the increases came from the pre-press business where revenues increased $2,681,000 and $10,670,000, respectively, for the three- and six-month periods ended September 30, 1995 as increased creative, design, photographic, and composition services provided to retail advertising customers continued to positively affect comparisons with the prior year periods and offset a decline from last year's unusually high level of textbook revision work. At the publishing subsidiary, sales increased $1,577,000 and $3,277,000, respectively, versus the prior year periods.
These increases were primarily due to increased sales of Portal Publications' card lines and matted product. An increase in poster and print sales both at Portal Publications and The Winn Devon Art Group more than offset a decline in sales of fine art and related framing at The Winn Devon Art Group. Sales at the Company's magazine printing business increased $607,000 and $1,477,000, respectively, for the three- and six-month periods ended September 30, 1995 primarily due to increased paper sales.

Gross profit as a percentage of sales was 44.3% and 42.2%, respectively, for the three- and six-month periods ended September 30, 1995 as compared to 42.6% and 41.1% for the comparable prior year periods. In the pre-press subsidiary the impact of a reduction in the cost of supplies, particularly film, was partially offset by the impact of lower production levels at certain plants due to reduced levels of textbook work versus the prior year periods. Results at the publishing subsidiary reflect a reduction in inventory obsolescence charges and the positive effects of higher sales. During the quarter ended September 30, 1995, the printing subsidiary experienced reduced depreciation charges and a decrease in the cost of direct materials resulting from higher discounts from major suppliers.

Selling, general, and administrative expenses (SG&A) as a percentage of sales were 25.6% and 25.2%, respectively, for the three- and six-month periods ended September 30, 1995 versus 25.4% and 25.8%, for the comparable prior year periods. For the quarter, SG&A expenses at each of the Company's subsidiaries were in line with the prior year period. For the six-month period ended September 30, 1995, the improvement reflects lower compensation-related expenses due to an increase in noncommissionable sales at the Company's pre-press and publishing subsidiaries.

Interest income increased $197,000 and $402,000 respectively, for the three- and six-month periods ended September 30, 1995, while interest expense decreased $174,000 and $360,000 for the comparable prior year periods. The increases in interest income reflect earnings from short-term investments. The decreases in interest expense reflect the repayment of all borrowings under the Company's bank line of credit during the fourth quarter of fiscal 1995.

Other income was $418,000 and $786,000, respectively, for the three- and six-month periods ended September 30, 1995, versus $184,000 and $360,000 for the prior year periods. The increases were primarily due to the advantageous sale of scrap paper at the printing subsidiary during a period when paper prices have been dramatically affected by shortages.

The effective income tax rate was 40.5% for the three- and six-month periods ended September 30, 1995, versus 41.0% for the prior year periods.

As a result of the foregoing, net income per share increased $.20, or 24.7%, and $.48, or 36.4%, respectively, versus the prior year quarter and six-month periods.

Liquidity and Capital Resources

During the six-month period ended September 30, 1995, the Company generated cash from operating activities of $3,848,000. The $5,972,000 generated during the prior year comparable period was positively impacted by collection of the high level of accounts receivable generated at fiscal year end 1994 at the pre-press subsidiary. For the six-month period ended September 30, 1995, cash provided by operating activities and existing short-term investments were used to fund capital expenditures and the acquisition of PP/FA in August of 1995. For the six-months ended September 30, 1994, cash provided by operating activities was used to fund capital expenditures and reduce long-term debt.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", has recently been issued. The Company has not yet made a determination as to its impact.

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




                                         DEVON GROUP, INC.




Date: November 13, 1995                s/Bruce K. Koch
                                       Bruce K. Koch
                                       Executive Vice President, Operations
                                       and Finance and Chief Financial Officer
                                       (Principal Financial Officer)


                                       s/Robert H. Donovan
                                       Robert H. Donovan
                                       Senior Vice President, Finance and
                                       Treasurer
                                       (Principal Accounting Officer)