Form 10-Q
period 1995-12-31
DEVON GROUP INC
filed 1996-02-13
CIK 40542

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549



                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding as of February 7, 1996

     Common Stock                            7,379,317

                             PART I

                  Item 1 - Financial Statements

                        DEVON GROUP, INC.
           Condensed Consolidated Statements of Income
                           (Unaudited)

              (in thousands, except per share data)


                                For the Three Months    For the Nine Months
                                  Ended December 31,     Ended December 31,

                                    1995     1994          1995    1994


Sales                            $ 66,112 $ 61,505      $189,342 $169,311
Operating costs and expenses:
 Cost of sales                     40,482   36,906       111,668  100,406
 Selling, general, and
   administrative                  15,477   14,612        46,489   42,478
Income from operations             10,153    9,987        31,185   26,427

Interest income (expense), net        169     (127)          474     (584)
Other income (expense), net           347     (130)        1,133      230

Income before income taxes         10,669    9,730        32,792   26,073
Provision for income taxes          4,321    3,989        13,281   10,690

Net income                       $  6,348 $  5,741      $ 19,511 $ 15,383


Net income per common share      $    .86 $    .78      $   2.66 $   2.11


Average common shares outstanding   7,375    7,325         7,327    7,295












See accompanying notes to condensed consolidated financial statements.

                               DEVON GROUP, INC.
                     Condensed Consolidated Balance Sheets
                  As of December 31, 1995 and March 31, 1995
                (in thousands, except share and per share data)

                                                  December 31,    March 31,
Assets                                               1995           1995
                                                  (Unaudited)

Current Assets:
 Cash and cash equivalents                         $ 20,695       $ 16,965
 Receivables, less allowance for doubtful
   accounts of $2,440 at December 31, 1995
   and $1,852 at March 31, 1995                      45,909         32,272
 Inventories, at lower of cost or market:
   Raw materials                                      2,855          2,390
   Work-in-process                                   13,490         13,774
   Finished goods                                     2,545          2,685
     Total inventories                               18,890         18,849
 Deferred income tax benefit                          3,385          3,385
 Prepaid expenses and other current assets            5,743          4,781
     Total current assets                            94,622         76,252

Property, plant, and equipment, net                  50,088         52,430
Deferred charges and other assets                     1,162          1,179
Excess of cost over fair value of net                 6,691          3,575
  assets acquired
                                                   $152,563       $133,436

Liabilities and Stockholders' Equity

Current Liabilities:
 Current installments of long-term debt            $    111       $    311
 Accounts payable                                     7,496          8,920
 Accrued expenses                                    12,934         11,406
 Accrued compensation                                 9,580          8,907
 Income taxes                                         2,883          3,518
     Total current liabilities                       33,004         33,062

Long-term debt, excluding current installments        2,031          2,091
Deferred and other compensation                       5,439          5,205
Deferred income taxes                                 4,925          4,925

Stockholders' equity:
 Common Stock, $0.01 par value.  Authorized
     30,000,000 shares; issued 8,304,317 shares
     at December 31, 1995 and 8,203,817 shares
     at March 31, 1995                                   83             82
 Additional paid-in capital                          33,264         32,471
 Retained earnings                                   86,486         66,975
                                                    119,833         99,528
 Less: Shares of common stock held in treasury,
       at cost; 925,000 at December 31, 1995
       and 875,000 at March 31, 1995                (12,669)       (11,375)
     Total stockholders' equity                     107,164         88,153
                                                   $152,563       $133,436

See accompanying notes to condensed consolidated financial statements.

                               DEVON GROUP, INC.
                Condensed Consolidated Statements of Cash Flows
             For the nine months ended December 31, 1995 and 1994
                                  (Unaudited)

                                (in thousands)



                                                       1995       1994

Net cash provided by operating activities            $13,976    $15,165

Cash flows from investing activities:
  Capital expenditures                                (5,594)    (5,514)
  Payments for purchases of subsidiaries, net of
   cash acquired                                      (3,892)      (135)
Net cash used in investing activities                 (9,486)    (5,649)

Cash flows from financing activities:
 Proceeds from long-term borrowings                        -     12,100
 Payments of long-term debt                             (260)   (21,330)
 Proceeds from the exercise of stock options             794        602
   and other
 Purchase of treasury stock                           (1,294)         -
Net cash used in financing activities                   (760)    (8,628)

Net increase in cash and cash equivalents              3,730        888
Cash and cash equivalents, beginning of period        16,965      1,606


Cash and cash equivalents, end of period             $20,695    $ 2,494














See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
      Notes to Condensed Consolidated Financial Statements
                        December 31, 1995
                           (Unaudited)


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

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three- and nine-month periods ended December 31, 1995 and 1994. Options outstanding were not included in the 1995 or 1994 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $77,193,000 and $69,586,000 at December 31, 1995 and March 31, 1995, respectively.

(5) Effective April 1, 1994 the Company acquired a 50% interest in Portal Aird for $135,000 in cash. Located in Adelaide, South Australia, Portal Aird is a distributor of posters and related products. This investment is included in "Deferred charges and other assets" in the accompanying balance sheets. Effective January 13, 1995, the Company acquired the business of Ahrens Interactive, Inc. ("Ahrens"). Located in Chicago, Illinois, Ahrens is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets. The excess of the purchase price ($381,000 in cash and a $200,000 note payable) over the fair value of net assets acquired was $407,000. Effective July 31, 1995, the Company acquired Proof Positive/Farrowlyne Associates, Inc. ("PP/FA") for $4,000,000 in cash. Located in Evanston, Illinois, PP/FA is a provider of editorial and creative services to the publishing industry, primarily in the educational sector. The excess of the purchase price over the fair value of assets acquired was $3,370,000.

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. During the first quarter of fiscal 1996, under this authorization, 50,000 shares were repurchased.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Consolidated sales increased $4,607,000, or 7.5%, and $20,031,000, or 11.8%, respectively, for the three- and nine-month periods ended December 31, 1995 versus the comparable prior year periods. The increases are primarily the result of the pre-press business where revenues increased $4,495,000 and $15,165,000, respectively, for the three- and nine-month periods. Increased creative, design, photographic, and composition services provided to retail advertising customers continued to positively affect comparisons with the prior year periods. This was partially offset by a decrease in work for textbook publishers. At the publishing subsidiary sales for the three-month period decreased $148,000. At the outset of the quarter, Portal Publications experienced a temporary surge in holiday orders. However, as the quarter progressed and retailers became wary of a relatively weak holiday selling season, traditional pre-holiday restocking orders slowed significantly. Despite this, sales of Portal cards and calendars were up while posters and accessories such as gift totes and T-shirts were down. Sales for the nine-month period were $3,129,000 over the prior year period, reflecting strong sales of the Portal card and matted product lines. In the magazine printing business sales increased
$260,000 and $1,737,000, respectively, for the three- and nine-month periods ended December 31, 1995, primarily due to increased paper sales.

Gross profit as a percentage of sales was 38.8% and 41.0%, respectively, for the three- and nine-month periods ended December 31, 1995, as compared to 40.0% and 40.7% for the comparable prior year periods. For the current quarter, gross profit margins at both the publishing and magazine printing subsidiaries decreased versus the prior year period, while that of the pre-press business was virtually unchanged. At the magazine printing subsidiary the reduction reflects the increased cost of direct materials, primarily paper, partially offset by a reduction in overhead charges and direct labor. At the publishing subsidiary the decrease is primarily due to higher material costs, including packaging, and an increase in the cost of labor and acquiring imagery. For the nine-month period ended December 31, 1995, the gross profit margin improved at both the pre-press and publishing subsidiaries reflecting the benefit of operating leverage on relatively fixed overhead costs, while margins at the magazine printing business decreased primarily due to higher raw material costs partially offset by a reduction in direct labor and depreciation charges.

Selling, general, and administrative expenses (SG&A) as a percentage of sales were 23.4% and 24.6%, respectively, for the three- and nine-month periods ended December 31, 1995 versus 23.8% and 25.1%, for the comparable prior year periods. For the quarter, improvements at the publishing and magazine printing subsidiaries, due mostly to the growth in noncommissionable sales, offset an increase at the pre-press subsidiary, due mostly to costs related to this quarter's release of DigiZINE, a retail magazine on CD-ROM. For the nine-month period ended December 31, 1995, the improvement reflects lower compensation-related expenses due to an increase in noncommissionable sales at the Company's pre-press and publishing subsidiaries.

Interest income increased $207,000 and $609,000 respectively, for the three- and nine-month periods ended December 31, 1995, while interest expense decreased $89,000 and $449,000 for the comparable prior year periods. The increases in interest income reflect earnings from short-term investments. The decreases in interest expense reflect the repayment of all borrowings under the Company's bank line of credit during the fourth quarter of fiscal 1995.

Other income (expense) for the three-month period ended December 31, 1994 included a charge of $415,000 related to the sale of the publishing subsidiary's contract art and framing operations. Excluding this charge, other income (expense) for the three- and nine-month periods ended December 31, 1995 increased versus the comparable prior year periods primarily due to the advantageous sale of scrap paper at the printing subsidiary during a period when paper prices have been dramatically affected by shortages.

The effective income tax rate was 40.5% for the three- and nine-month periods ended December 31, 1995, versus 41.0% for the prior year periods.

As a result of the foregoing, net income per share increased
$.08, or 10.3%, and $.55, or 26.1%, respectively, versus the prior year quarter and nine-month periods.

Liquidity and Capital Resources

During the nine-month periods ended December 31, 1995 and 1994 the Company generated cash from operating activities of $13,976,000 and $15,165,000, respectively. Despite the increase in net income for the current period, the amount of cash generated this year declined versus the prior year comparable period as that period was positively affected by collection of an unusually high level of accounts receivable generated at fiscal year-end 1994 at the pre-press subsidiary. For the nine-month period ended December 31, 1995, cash provided by operating activities and existing short-term investments were used to fund capital expenditures and the acquisition of PP/FA in August 1995. For the nine-months ended December 31, 1994, cash provided by operating activities was used to fund capital expenditures and reduce long-term debt.

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" has recently been issued. The
Company has not yet made a determination as to its impact.

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

    b.  Reports on Form 8-K.

        None

                            SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DEVON GROUP, INC.




Date: February 13, 1996       s\Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President,
                              Operations and Finance and
                              Chief Financial Officer
                              (Principal Financial Officer)


                              s\Robert H. Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)