Form 10-K405
period 1996-03-31
DEVON GROUP INC
filed 1996-06-27
CIK 40542

United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington,  D. C.  20549

                               FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1996
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

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

Common Stock, $.01 par value,                             NASDAQ
7,383,317 outstanding as of June 7, 1996

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

As of June 7, 1996, the market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $164,573,000.

Portions of the following documents are incorporated by reference in the form 10-K as indicated:
                                                             Part of 10-K
                Document                               into which incorporated

1996 Annual Report to Shareholders of Devon Group, Inc. Parts I, II, and IV Proxy Statement relative to the 1996 Annual Meeting of Parts I, II, and III
      Shareholders of Devon Group, Inc.

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

  The Company's Black Dot Group subsidiary is one of the nation's leading suppliers of pre-press and other publishing services. These services include creative design, photography, copywriting, editing, color separations, page composition, image management, video production, interactive multimedia, and facility management. Black Dot Group provides high-quality services through off-the-shelf and internally developed applications software and the integration of traditionally separate pre-press services. The acquisition of Proof Positive/Farrowlyne Associates, Inc., a provider of editorial and creative services to the publishing industry, primarily in the educational sector, places Black Dot Group in the creative end of educational materials and textbook publishing. The acquisition of Nobart, Inc., a full-service design, art, photography, and production studio, adds increased capacity to serve a broader retail and catalog customer base. Sales attributable to Black Dot Group were $126,190,000, $108,630,000, and $87,707,000 in fiscal 1996, 1995, and
1994, respectively. The Company's Graftek Press, Inc. subsidiary provides high-quality color printing, binding, and distribution to publishers of trade and special-interest magazines as well as commercial printing services to a variety of customers, primarily advertisers. Sales attributable to Graftek were $54,531,000, $53,037,000, and $47,622,000, in fiscal 1996, 1995, and 1994, respectively. Devon Publishing Group is one of the nation's largest publishers of posters, prints, original artwork, greeting cards, notecards, calendars, and related products. Sales attributable to Devon Publishing Group were $68,252,000, $64,015,000, and $55,511,000 in fiscal 1996, 1995, and 1994, respectively. Sales to Sears and Kmart, the Company's two largest customers, together accounted for 33.4%, 29.3%, and 23.6% of total sales in fiscal 1996, 1995, and 1994, respectively.

Pre-Press Services

  Pre-press services include creative and editorial design services, electronic preparation and management of type and color images, and final composition on film or electronic media. Such media is then used by the Company's customers to make offset printing plates and gravure cylinders or to store digital information for future reference. These services are performed for commercial customers (advertising and financial materials, newspaper inserts, and retail, industrial, and commercial catalogs, directories, buyers' guides, annual reports, and brochures) and publishers (textbooks, tradebooks, magazines, directories, and encyclopedias).

  Various types of computers are used to compose type and graphics which are output via lasers onto film or electronic media. The Company believes that Black Dot Group, through the enhancement of off-the-shelf software or its own internally developed applications software, has a distinct competitive advantage in its ability to compose type and create fonts and graphics to meet customer demands. Black Dot Group also has the expertise to adapt the configuration of its computer hardware and software to meet the requirements of its customers. The Company believes that Black Dot Group is a leader in the industry in the ability to transform data generated by customers into data which can then be readily used in Black Dot Group's type and graphics composition systems. Black Dot Group's internally developed applications software is fully transportable to any computer that possesses a "C" compiler. The Company believes that Black Dot Group is also a leader in PostScript expertise for both PC and Macintosh-based systems where its customized extension software is used to increase the efficiency of desktop production.

  Color separation services separate original artwork, photographs, or film transparencies into the four primary printing colors (yellow, magenta, cyan, and black) and output the image on either film or electronic media. These are used to prepare the printing plates for offset printing, the cylinders employed in the gravure printing process, or to store digital information for future reference. Black Dot Group uses various electronic laser color scanners, including Hell, to digitize the primary colors into the correct format for page-assembly on PC- or Mac-based systems. These systems utilize a high-resolution color monitor to enable an operator to perform all page-assembly functions and necessary color corrections and alterations.

  As subsidiaries of Black Dot Group, Ambrosi & Associates, Inc., ABD Group, Inc., Meridian Retail, Inc., and Nobart, Inc. (a new subsidiary of Black Dot Group acquired in March 1996) offer fully integrated advertising production services including creative design work, copywriting, and photography to key accounts in Chicago, Troy, and other major U.S. cities. Using a variety of computer-based systems, operating efficiencies are achieved by completing the linkage from creation to printed products. These services are performed for retail customers and include newspaper inserts, pre-print circulars, catalogs, collateral material, and in-store signage.

  Proof Positive/Farrowlyne Associates, Inc. (a new subsidiary of Black Dot Group acquired in August 1995) specializes in the design and editorial development of pupils' textbooks, teachers' manuals, workbooks, videos, and other ancillary educational materials primarily for the school market.

  Ahrens Interactive, Inc. is a developer of interactive multimedia products and services along with internet development for the corporate, retail, advertising, and publishing markets.

  Black Dot Group markets its services primarily to commercial customers and publishers through its direct salesforce which at March 31, 1996 consisted of 160 persons, 43 in field sales and 117 in support functions, including customer service.

  Services to retail advertising customers of Black Dot Group, including Sears and Kmart, represent a significant component of Black Dot Group's total revenues. The loss of any of Black Dot Group's significant retail advertising customers or a significant change in their advertising strategies could have a material adverse effect on the Company. The Company believes that Black Dot Group's relations with all of its retail advertising customers are excellent as evidenced by the willingness of those customers to store significant amounts of their retail advertising art with Black Dot Group and by their choice of Black Dot Group as the provider of substantially all of their newspaper advertising (ROPs and inserts) production needs. In addition, five-year contract extensions were recently negotiated with the Company's two major retail clients, Sears and Kmart.

Printing Services

  The Company's Graftek subsidiary provides magazine manufacturing services primarily in connection with the printing, binding, and fulfillment of trade and special-interest magazines and related work. Graftek also engages in commercial printing. Trade and special-interest magazine publishers generally contract for their printing for a three-to-five-year period. At March 31, 1996 Graftek's magazine list included 117 titles, 83% of which were under contract with 42 publishers. Graftek specializes in magazine printing runs ranging from 50,000 to 250,000 copies. The Company's current capacity is approximately 130,000,000 magazine copies per year. Graftek's equipment includes:

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

   Bindery and Mailing Equipment

      Quantity   Description

         2       Perfect binding lines
         5       Selective saddle binding lines with in-line
                 mailing and inside/outside ink-jet system
         1       Selective perfect binding line with in-line
                 mailing and inside/outside ink-jet system
         1       Polybag mailing line
         1       In-line/offline polybag mailing line
         4       Free-standing mailing lines

  Graftek also maintains equipment which is used for pre-press and platemaking work associated with printing. The Company believes that Graftek's equipment is state of the art.

  Graftek's services are primarily sold to publishers of trade and special-interest magazines by a direct salesforce which, at March 31, 1996, consisted of 39 persons, 10 in field sales and 29 in support functions, including customer service.

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

  Portal's product lines include posters, art reproductions, notecards, greeting cards, calendars, and related products. The product selection is extensive, with appeal to a broad spectrum of customers. The company believes that its marketing strategy of offering a broad line of products at moderate prices enables it to sell to a large and stable customer base. Since Portal's product lines are intended to be carried by its customers for many years, it believes that its in-store service program is critical to its selling success. The Winn Devon Art Group carries a higher quality product line which consists of an upscale poster line, limited edition prints, and original art and monoprints. Winn Devon's upscale poster line is directed at the market segment between that of Portal and Winn Devon's higher quality products while its other offerings are sold primarily to galleries, designers, and institutional customers requiring higher quality art.
Portal Publications, Ltd. (U.K.) is primarily a fulfillment and distribution center for Portal's product lines in the U.K., while
Portal Aird Publications Pty. Ltd. is a key distributor in Australia.

  Portal purchases the rights to publish photographs and artwork which are either in the artist's stock or are commissioned specifically for Portal's products. Images are also obtained from the public domain primarily through photo libraries. Commissioned works are assigned to a Portal art director for creation of a product that can be marketed through Portal's distribution network. Winn Devon's images are provided primarily by artists, many of whom are under contract, or licensed from museums. Devon Publishing Group also distributes posters and prints of other publishers. Devon Publishing Group's current titles approximate 2,950 art prints and posters, 1,150 limited edition prints, uniques, and monoprints, 700 notecards, 100 calendars, and 900 greeting cards.

  Portal's products are printed by a number of companies which are selected based upon their quality, ability to deliver, and price.
Both domestic and foreign printers are utilized. Foreign printers do the printing for Portal's calendar line and selected card lines.
After Portal's products are printed, they are delivered to its warehouse facility in Hayward, California for distribution. Posters and prints are shipped shrink-wrapped, rolled, or flat depending upon customer orders, which are consolidated at the warehouse facility and shipped directly to them. Winn Devon utilizes several domestic and foreign printers to meet its printing requirements. One-of-a-kind art, monoprints, and a portion of the limited edition art are provided by outside artists. Winn Devon's products are shipped from the Seattle warehouse.

  Portal's products are sold to customers such as gift shops, bookstores, import stores, department stores, multistore chains, card shops, framers, and other specialty-type stores by both independent, multiline representatives and Portal-employed sales personnel. Winn Devon's products are sold principally to fine art galleries, interior designers, and directly to certain institutional customers (e.g. hotel chains) by both company and independent multiline representatives. In fiscal 1996 approximately 56% of Devon Publishing Group's sales were made by company-employed sales personnel with independent, multiline representatives and house accounts providing 27% and 17%, respectively. At March 31, 1996 Devon Publishing Group had a salesforce of 97 employee representatives and 56 independent, multiline representatives as well as 26 company employees in sales support functions, including customer service.

  Devon Publishing Group had export sales of $6,904,000, $5,760,000, and $4,470,000 in fiscal 1996, 1995, and 1994, respectively. Such sales accounted for approximately $601,000, $457,000, and $371,000 of pretax operating profits in fiscal 1996, 1995, and 1994, respectively. These sales were made to various countries including Argentina, Australia, Belgium, Canada, Denmark, France, Germany, Holland,
Italy, Japan, New Zealand, Norway, Spain, Sweden, Switzerland, and the United Kingdom. In addition, Devon Publishing Group has licensing agreements with publishers and distributors in Australia, Holland, Japan, Switzerland, and the United Kingdom. Related royalties in fiscal 1996 were approximately $368,000, approximately 40% of which were from the United Kingdom.

Backlog

  At March 31, 1996 and 1995, Devon Group, Inc. in its entirety had a backlog of unfinished work aggregating approximately $17,300,000 and $14,900,000, respectively, almost all of which was attributable to Black Dot Group's operations. Generally, the Company's backlog work is completed within a six-month period.

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

Employees

  At March 31, 1996 the Company employed approximately 2,050 persons, 124 of whom were covered by a collective bargaining contract relating to Portal's Hayward warehouse. The bargaining unit is not affiliated with any union. The Company has not experienced any work stoppage in over 17 years and believes its employee relations are satisfactory.

Acquisitions

  In fiscal 1996 the Company acquired Proof Positive/Farrowlyne Associates, Inc., and Nobart, Inc. In fiscal 1995 the Company acquired Ahrens Interactive, Inc. and a 50% interest in Portal Aird Publications Pty. Ltd. Information regarding these acquisitions appears in Note 4 of "Notes to Consolidated Financial Statements" in the accompanying Annual Report to Shareholders, which information is incorporated by reference in this report.

Item 2  Properties

  The following tables set forth certain information relating to the Company's principal facilities:

                             Owned Facilities

  Location                    Operating Unit       Principal Use

Crystal Lake, Illinois        Black Dot Group  Computer typesetting,
                                               composition, color
                                               separation, office, and
                                               storage facilities

Chicago, Illinois             Black Dot Group  Photography facility


Freeport, Illinois            Black Dot Group  Color separation and office
                                               facilities

Omaha, Nebraska               Black Dot Group  Color separation and office
                                               facilities

Chicago, Illinois             Black Dot Group  Computer typesetting,
                                               composition, and office
                                               facilities

Orlando, Florida              Black Dot Group  Computer typesetting,
                                               composition, and office
                                               facilities

Lincoln, Nebraska             Black Dot Group  Color separation and office
                                               facilities

Woodstock, Illinois            Graftek Press   Warehousing, fulfillment,
                                               and office facilities

Crystal Lake, Illinois         Graftek Press   Magazine printing and office
                                               facilities

Elkhorn, Wisconsin             Graftek Press   Magazine printing,
                                               fulfillment, and
                                               office facilities

Carpentersville, Illinois      Graftek Press   Printing, fulfillment,
                                               and office facilities



                             Leased Facilities

  Location                     Operating Unit      Principal Use


Stamford, Connecticut             Corporate    Administrative
                                               offices and corporate
                                               headquarters

New York, New York                Corporate    Administrative
                                               offices

Chicago, Illinois              Black Dot Group Creative design,
                                               copywriting, and
                                               photography facilities

Chicago, Illinois              Black Dot Group Interactive multimedia
                                               development and office
                                               facilities

Troy, Michigan                 Black Dot Group Creative design,
                                               copywriting, and
                                               photography facilities

New York, New York             Black Dot Group Creative design,
                                               copywriting, and
                                               photography facilities

Miami, Florida                 Black Dot Group Creative design,
                                               copywriting, and
                                               photography facilities

Evanston, Illinois             Black Dot Group Editorial and creative
                                               facilities

Hayward, California     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

Seattle, Washington     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

Corte Madera, Calif.    Devon Publishing Group Administrative and art
                                               publication facilities

Heath, Ohio             Devon Publishing Group Sales office

Miami, Florida          Devon Publishing Group Sales office

Cheltenham, England     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

Tucker, Georgia         Devon Publishing Group Framing facility

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

Item 4  Submission of Matters to a Vote of Security Holders

  None

                                PART II

Item 5  Market for the Registrant's Common Equity and Related
Stockholder Matters

  The approximate number of equity security holders of record at March 31, 1996 and 1995 was as follows:
                                                     1996    1995

        Common Stock, $.01 par value                  127     132

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

Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition

  "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 31 through 33 of the accompanying Annual Report to Shareholders is incorporated by reference in this Report.

Item 8  Financial Statements and Supplementary Data

  The consolidated financial statements and the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP dated May 8, 1996, appearing on pages 34 through 44 of the accompanying Annual Report to Shareholders are incorporated by reference in this Report.

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

Executive Officers of the Registrant

                                                            Served As
Name                   Title                        Age   Officer Since

Marne Obernauer, Jr.   Chairman and Chief Executive
                         Officer                     52       1975

John W. Dinzole        President and Chief Operating
                         Officer                     68       1969

Marne Obernauer        Chairman of the Executive
                         Committee of the Board
                         of Directors                77       1971

Bruce K. Koch          Executive Vice President,
                         Operations and Finance and
                         Chief Financial Officer     49       1980


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

                                PART IV


Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)    1. Financial Statements

       Consolidated financial statements of the Company and its subsidiaries and the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP, dated May 8, 1996, appearing on pages 34 through 44 of the accompanying Annual Report to Shareholders are incorporated by reference in this Report.


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

       3. Exhibits

          Exhibit 21 - Subsidiaries of the Registrant            F-3

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



     DEVON GROUP, INC.


     By s/Marne Obernauer Jr.
        Marne Obernauer, Jr.
        Chairman and Chief Executive Officer, Director

     Date: June 27, 1996


     Pursuant to the requirement of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     s/Marne Obernauer Jr.
     Marne Obernauer, Jr.
     Chairman and Chief Executive Officer, Director

     Date: June 27, 1996


     s/John W. Dinzole
     John W. Dinzole
     President and Chief Operating Officer, Director

     Date: June 27, 1996


     s/Bruce K. Koch
     Bruce K. Koch
     Executive Vice President, Operations and Finance and Chief Financial Officer
     (Principal Financial Officer)

     Date: June 27, 1996


     s/Robert H. Donovan
     Robert H. Donovan
     Senior Vice President, Finance and Treasurer
     (Principal Accounting Officer)

     Date: June 27, 1996
     s/Robert S. Blank
     Robert S. Blank
     Director

     Date: June 27, 1996





     s/William G. Gisel
     William G. Gisel
     Director

     Date: June 27, 1996





     s/Thomas J. Harrington
     Thomas J. Harrington
     Director

     Date: June 27, 1996





     s/Marne Obernauer
     Marne Obernauer
     Chairman of the Executive Committee, Director

     Date: June 27, 1996





     s/Edward L. Palmer
     Edward L. Palmer
     Director

     Date: June 27, 1996

Selected Financial Data for Five Years                     Devon Group, Inc.


Years ended March 31,                1996    1995     1994     1993     1992

($ in thousands except
 per share data)

Operations

Sales                             $248,973 $225,682 $190,840 $171,998 $143,035

Income from continuing operations $ 24,031 $ 19,301 $ 13,210 $ 10,262 $  4,947

Income from discontinued
  operations                           -      2,206      -        -        -

  Net income                      $ 24,031 $ 21,507 $ 13,210 $ 10,262 $  4,947


Per Share Data

Income per common share:

  Continuing operations           $   3.27 $   2.64 $   1.83 $   1.43 $    .69

  Discontinued operations              -        .30      -        -        -

  Net income                      $   3.27 $   2.94 $   1.83 $   1.43 $    .69

Financial Position

Working capital                   $ 66,575 $ 43,190 $ 29,952 $  8,128 $ 26,091

Total assets                       156,426  133,436  122,556  107,528  103,958

Long-term debt                       2,113    2,402   13,923    2,344   33,562

Stockholders' equity               112,958   88,153   65,587   51,802   40,744

             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Results of Operations

Sales:

Fiscal 1996 sales increased by $23,291,000, or 10.3%, compared to fiscal 1995, and fiscal 1995 sales increased by $34,842,000, or 18.3%, compared to fiscal 1994, with each of the Company's subsidiaries contributing to these increases.

Pre-press

Overall revenues for Black Dot Group increased $17,560,000, or 16.2%, in fiscal 1996 due primarily to increased creative, design, photographic, and composition services provided to retail customers. Increased sales resulting from acquisitions made by Black Dot Group late in fiscal 1995 and during fiscal 1996 were partially offset by a decrease in textbook-related revenues. Black Dot Group recently signed five-year contract extensions with its two major customers, Sears and Kmart. Such extensions include certain price concessions which will be phased in over the next two years. The Company hopes to at least partially mitigate the impact of these reductions on future earnings through improved operating efficiencies. In fiscal 1995, revenues increased $20,923,000, or 23.9%. Most of this increase was also related to higher levels of creative, design, photographic, and composition services provided to retail advertising customers which, in fiscal 1995, included a full year's results for Meridian Retail, Inc. as well as increased volume with existing customers. Results for fiscal 1995 at the pre-press business had also been favorably affected by increased typography and color separation revenues primarily relating to the magazine and catalog sectors.

Publishing

Devon Publishing Group's sales increased $4,237,000, or 6.6%, in fiscal 1996 versus the prior year, reflecting an increase at Portal Publications, a decline at The Winn Devon Art Group, and the absence of revenues from Regency House which was sold during the third quarter of fiscal 1995. At Portal, sales of cards were especially strong aided by the introduction of Easter and Mother's Day lines and the continued success of the boxed and blank lines which have benefited from the Anne Geddes imagery. Matted product sales also increased while sales of Portal's core poster product line approximated the prior year. In fiscal 1995, strong sales of Portal Publications' card, matted product, apparel, and calendar lines, as well as an increase in The Winn Devon Art Group's line of upscale posters and higher-end fine art, resulted in increased revenues of $8,504,000, or 15.3%.

Printing

Graftek's sales increased $1,494,000, or 2.8%, in fiscal 1996 primarily due to increased paper sales and despite continued pricing pressures and nominal growth in page count. During fiscal 1995, the addition of new magazine titles and nonrecurring work for both existing and new customers resulted in increased volume of $5,415,000, or 11.4%.

Gross Profit:

Gross profit increased by $10,136,000 for the fiscal year ended March 31, 1996 to $99,976,000, or 40.2%, as a percentage of sales compared to 39.8% for the prior year. Gross profit margins at both the pre-press and printing subsidiaries were virtually unchanged, while margins at the Company's publishing subsidiary improved, reflecting a reduction in inventory obsolescence charges, material costs, and improved operating leverage as a result of increased volume. Gross profit increased $17,289,000 in fiscal 1995 to $89,840,000, 39.8% of sales compared to 38.0% in fiscal 1994. The gross profit margin improved at the pre-press subsidiary as significantly higher production levels resulted in more operating leverage and production efficiencies. The publishing subsidiary benefited from improved operating leverage and a reduction in inventory obsolescence charges. These savings were partially offset by a modest increase in paper-related material costs. At the printing subsidiary, the impact of lower repair and maintenance costs was partially offset by increased material costs.

Selling, General, and Administrative Expenses:

Selling, general, and administrative (SG&A) expenses as a percentage of sales were 24.9% for the fiscal year ended March
31, 1996 versus 25.4% for the prior year. This improvement is primarily due to an increase in noncommissionable sales at each of the Company's subsidiaries, partially offset by expenses related to DigiZINE, a retail magazine on CD-ROM released during the third quarter of fiscal 1996, and an increase in incentive compensation expense at the pre-press subsidiary. SG&A expenses decreased in fiscal 1995 to 25.4% of sales versus 26.2% for the prior year. The improvement reflects lower selling expenses as a percentage of sales at each subsidiary and is primarily due to the publishing and pre-press subsidiaries where much of the increased volume was noncommissionable. General and administrative expenses were also reduced as a percentage of sales primarily due to the absence of costs incurred related to the start up of Meridian Retail, Inc. in December 1993 and costs incurred in renegotiating the Company's revolving credit facility.

Interest Income (Expense):

Net interest income was $752,000 in fiscal 1996 compared to net interest expense of $513,000 and $851,000 in fiscal 1995 and 1994, respectively. During fiscal 1996 interest income increased to $964,000 from $163,000 reflecting higher levels of short-term investments. Interest expense was $212,000 in fiscal 1996 compared to $676,000 in fiscal 1995 reflecting the repayment of all borrowings under the Company's bank line of credit during the fourth quarter of fiscal 1995. Interest expense was $676,000 in fiscal 1995 compared to $869,000 in fiscal 1994, while interest income increased to $163,000 from $18,000. The decrease in interest expense is primarily due to reduced levels of debt, partially offset by an increase in the cost of borrowed funds. The increase in interest income reflects earnings from short-term investments.

Other Income, net:

Other income, net for fiscal 1995 included a charge of $415,000 related to the sale of the publishing subsidiary's contract art and framing operations. Excluding this charge, other income, net increased during the fiscal year ended March 31, 1996 due to the advantageous sale of scrap paper at the printing subsidiary during a period when paper prices were dramatically affected by shortages.

Income Taxes:

The effective income tax rate was 40.0% in fiscal 1996, 41.0% in fiscal 1995, and 40.9% in fiscal 1994.

Net Income:

As a result of increased operating, interest, and other income, and reduced interest expense versus the prior year, income from continuing operations increased $4,730,000, or 24.5%, to $24,031,000 in fiscal 1996. During fiscal 1995, as a result of a significant increase in operating income and lower net interest expense, income from continuing operations increased $6,091,000 to $19,301,000. The fourth quarter of fiscal 1995 also includes net income of $2,206,000 from discontinued operations due to the favorable resolution of certain liabilities that were recorded in fiscal 1991 related to the discontinuance of financial printing operations.

Liquidity and Capital Resources

At March 31, 1996 the Company's debt to equity ratio was .02 to 1 compared to .03 to 1 at March 31, 1995 and .21 to 1 at March 31,
1994. The decrease in fiscal 1995 was primarily due to a reduction in long-term debt of $11,521,000 reflecting the repayment of all borrowings under the Company's bank line of credit during the fourth quarter of fiscal 1995.

The Company generated cash from operations of $25,549,000, $34,438,000, and $19,328,000 in fiscal 1996, 1995, and 1994, respectively. Despite increased net income in fiscal 1996, cash generated declined versus the prior year reflecting an increase in working capital requirements. Such increased working capital requirements were primarily due to higher levels of accounts receivable in the pre-press and publishing subsidiaries attributable to both increased sales volume and the timing of payments. In fiscal 1996, cash provided by continuing operations was primarily used to fund capital expenditures, acquire Proof Positive/Farrowlyne Associates, Inc. and Nobart, Inc., and purchase 50,000 shares of treasury stock, with the balance invested in short-term, low-risk investments. In fiscal 1995, these funds were used primarily to reduce debt and fund capital expenditures, with the balance used for short-term, low-risk investments.

Capital expenditures of approximately $13,000,000 are planned for fiscal 1997 generally for new equipment to expand/enhance operations and maintain the Company's technological leadership. In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market. Under this authorization, 50,000 shares were purchased during the first quarter of fiscal 1996. Management anticipates that existing cash and cash equivalents and cash generated by operations will provide sufficient funding for its purposes. Operating cash flows can be supplemented, if required, through utilization of the Company's $35,000,000 bank credit facility. Excess cash will be invested in short-term, low-risk investments.

Consolidated Statements of Income                          Devon Group, Inc.



Years ended March 31,                             1996      1995      1994

($ in thousands except per share data)

Sales                                          $248,973  $225,682  $190,840

Operating costs and expenses:
 Cost of sales                                  148,997   135,842   118,289
 Selling, general, and administrative            62,011    57,228    49,935
Income from operations                           37,965    32,612    22,616

Interest income (expense), net                      752      (513)     (851)
Other income, net                                 1,335       615       575


Income from continuing operations
 before income taxes                             40,052    32,714    22,340
Provision for income taxes                       16,021    13,413     9,130

Income from continuing operations                24,031    19,301    13,210
Income from discontinued operations                   -     2,206         -
   Net income                                  $ 24,031  $ 21,507  $ 13,210

Income per common share:
 Continuing operations                         $   3.27  $   2.64  $   1.83
 Discontinued operations                              -       .30         -
   Net income                                  $   3.27  $   2.94  $   1.83




See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets                                Devon Group, Inc.

March 31,                                                   1996      1995

($ in thousands)

Assets

Current assets:
  Cash and cash equivalents                              $ 27,749  $ 16,965
  Receivables, less allowance for doubtful
    accounts of $2,477 in 1996 and $1,852 in 1995          39,629    32,272
  Inventories, at lower of cost or market:
    Raw materials                                           2,726     2,390
    Work-in-process                                        15,115    13,774
    Finished goods                                          2,486     2,685
      Total inventories                                    20,327    18,849
  Deferred income tax benefits                              3,430     3,385
  Prepaid expenses and other current assets                 6,079     4,781
      Total current assets                                 97,214    76,252

Property, plant, and equipment, net                        51,522    52,430
Deferred charges and other assets                           1,111     1,179
Excess of cost over fair value of net assets acquired       6,579     3,575
                                                         $156,426  $133,436

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                 $    110  $    311
  Accounts payable                                          9,439     8,920
  Accrued expenses                                          9,963    11,406
  Accrued compensation                                      9,493     8,907
  Income taxes                                              1,634     3,518
     Total current liabilities                             30,639    33,062

Long-term debt, excluding current installments              2,003     2,091
Deferred and other compensation                             6,413     5,205
Deferred income taxes                                       4,413     4,925

Stockholders' equity:
  Common stock, $0.01 par value.  Authorized
    30,000,000 shares; issued 8,304,317 shares
    in 1996 and 8,203,817 in 1995                              83        82
  Additional paid-in capital                               34,538    32,471
  Retained earnings                                        91,006    66,975
                                                          125,627    99,528
  Less: 925,000 shares of common stock held
        in treasury, at cost, at March 31, 1996
        and 875,000 at March 31, 1995                     (12,669)  (11,375)
      Total stockholders' equity                          112,958    88,153
                                                         $156,426  $133,436


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows                      Devon Group, Inc.
Years ended March 31,                             1996      1995      1994

($ in thousands)

Operating activities:

  Income from continuing operations            $ 24,031  $ 19,301  $ 13,210
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization              11,192    10,984     9,997
      Provision for doubtful accounts               890     1,084       695
      Loss on disposal of facility                    -       415         -
  Changes in assets and liabilities, net of the
    effects from purchases and disposition of
    subsidiaries:
        Receivables                              (7,854)    4,027    (9,883)
        Inventories                              (1,186)   (3,136)   (2,333)
        Deferred charges and other assets        (1,215)     (179)    1,808
        Accounts payable                            519    (1,650)    3,154
        Accrued expenses                         (1,443)    2,748     1,521
        Accrued compensation                        586       572     1,433
        Income taxes                               (622)    2,000      (519)
        Deferred income taxes                      (557)   (1,872)     (258)
        Deferred and other compensation           1,208       144       503
  Net cash provided by operating activities      25,549    34,438    19,328

Investing activities:

  Capital expenditures                           (8,879)   (7,418)  (16,300)
  Payments for purchases of subsidiaries,
    net of cash acquired                         (5,109)     (516)        -
  Net cash used in investing activities         (13,988)   (7,934)  (16,300)

Financing activities:

  Purchase of treasury stock                     (1,294)        -         -
  Proceeds from long-term borrowings                  -    12,129    22,000
  Payments of long-term debt                       (289)  (23,850)  (26,921)
  Proceeds from the exercise of stock options       806       576       330
    and other
  Net cash used in financing activities            (777)  (11,145)   (4,591)
Net increase (decrease) in cash and cash         10,784    15,359    (1,563)
    equivalents
Cash and cash equivalents, beginning of year     16,965     1,606     3,169

Cash and cash equivalents, end of year         $ 27,749  $ 16,965  $  1,606



See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity              Devon Group, Inc.


                                       Additional
                                 Common  Paid-in  Retained  Treasury
Years ended March 31, 1996,      Stock   Capital  Earnings    Stock    Total
    1995, and 1994

($ in thousands)


Balances at March 31, 1993      $ 81 $ 30,838   $ 32,258 $ (11,375)  $ 51,802
Exercise of stock options          -      575          -         -        575
Net income                         -        -     13,210         -     13,210

Balances at March 31, 1994        81   31,413     45,468   (11,375)    65,587
Exercise of stock options
  and other                        1    1,058          -         -      1,059
Net income                         -        -     21,507         -     21,507

Balances at March 31, 1995        82   32,471     66,975   (11,375)    88,153
Purchase of treasury stock         -        -          -    (1,294)    (1,294)
Exercise of stock options
  and other                        1    2,067          -         -      2,068
Net income                         -        -     24,031         -     24,031
Balances at March 31, 1996      $ 83 $ 34,538   $ 91,006 $ (12,669) $ 112,958


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements



Years ended March 31, 1996, 1995, and 1994



 1   Summary of Significant
     Accounting Policies

     (a) Basis of Presentation: The consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Publications Pty. Ltd. (Portal Aird). All significant intercompany transactions are eliminated in consolidation. Prior years' financial statements have been reclassified, where applicable, to conform to the March 31, 1996 presentation.

     (b) Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (c) Property, Plant, and Equipment: The Company provides for depreciation and amortization of property, plant, and equipment principally by use of the straight-line method over estimated useful lives or lease terms, as applicable. Significant improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed based on the following useful lives: buildings (20 to 45 years), building improvements (5 to 15 years), leasehold improvements (1 to 9 years), and furniture, fixtures, and equipment (3 to 11 years).

     (d) Excess of Cost Over Fair Value of Net Assets Acquired: The excess of cost over fair value of net assets of companies acquired is amortized on a straight-line basis over periods of 15 or 25 years.
     The Company periodically evaluates the recoverability of goodwill by assessing whether the unamortized amount can be recovered over its remaining life through undiscounted cash flows.

     (e) Federal and State Income Taxes: The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. The cumulative effect on deferred taxes of changes in the corporate income tax rate is recognized as an adjustment to income tax expense.

     (f) Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

     (g) Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, the Company considers all cash funds and short-term investments with original maturities of three months or less to be cash equivalents. At March 31, 1996 and 1995, the Company had $23,735,000 and $16,332,000, respectively, invested in U.S. government securities under agreements to resell on April 1, 1996 and April 3, 1995, respectively. The market value of the underlying securities approximated their carrying value. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held by financial institutions.


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

     During the years ended March 31, 1996, 1995, and 1994, sales to the Company's two largest customers amounted to $83,035,000, $66,193,000, and $45,091,000, respectively.

 3   Stockholders' Equity

     In fiscal 1996 and 1995, 100,500 and 89,000 stock options, respectively, were exercised at prices between $5.00 and $16.75 per share (see Note 11). In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. Under this authorization, 50,000 shares were acquired by the Company during fiscal 1996, and no shares were acquired during fiscal 1995.


 4   Acquisitions and Dispositions

     In fiscal 1996, the Company acquired two businesses, Proof Positive/Farrowlyne Associates, Inc. (PP/FA), and Nobart, Inc. (Nobart). Effective July 31, 1995, the Company acquired PP/FA for $4,000,000 in cash and contingent consideration predicated on future earnings. Located in Evanston, Illinois, PP/FA is a provider of editorial and creative services to the publishing industry, primarily in the educational sector. The excess of the purchase price over the fair value of net assets acquired was $3,370,000. Nobart, acquired effective March 1, 1996, is a full-service design, art, photography, and production studio located in Chicago, Illinois. The purchase price of $1,217,000 was equal to the net book value of assets acquired.

     In fiscal 1995, the Company acquired Ahrens Interactive, Inc. (Ahrens), and a 50% interest in Portal Aird. Ahrens, which is located in Chicago, Illinois, is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets. Located in Adelaide, South Australia, Portal Aird is a distributor of cards, stationery, and related products. This investment is accounted for using the equity method. During the third quarter of fiscal 1995 the Company sold the publishing subsidiary's contract art and framing operation located in Decatur, Georgia. The sale resulted in a charge of $415,000 which is included in "Other income, net" on the accompanying consolidated statements of income.

     All of the aforementioned acquisitions were accounted for as purchases. The cumulative excess of cost over the fair value of net assets acquired (goodwill) was recorded on the consolidated balance sheets. Goodwill amortization charged to operations for the years ended March 31, 1996, 1995, and 1994 was $366,000, $207,000, and
     $209,000, respectively. As of March 31, 1996 and 1995, the balance of accumulated amortization was $1,850,000 and $1,485,000, respectively.

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

 5   Income Taxes

     The income tax provisions for the years ended March 31, 1996, 1995, and 1994 follow:


     ($ in thousands)                           Current  Deferred    Total

     1996   Federal                             $13,651  $  (435)  $13,216
            State                                 2,927     (122)    2,805
            Total                               $16,578  $  (557)  $16,021

     1995   Federal                             $12,816  $(1,435)  $11,381
            State                                 2,469     (437)    2,032
            Total                               $15,285  $(1,872)  $13,413

     1994   Federal                             $ 7,649  $  (167)  $ 7,482
            State                                 1,739      (91)    1,648
            Total                               $ 9,388  $  (258)  $ 9,130

     Income tax provisions vary from the amounts which would have been computed by applying the applicable U.S. statutory Federal income tax rate to income before taxes. The primary reasons for the differences between the expected and effective rates are as follows:


     ($ in thousands)              1996            1995            1994
                                      Pretax          Pretax           Pretax
                              Amount Income % Amount Income % Amount  Income %

     Computed "expected"
      tax expense             $14,018  35.0   $11,450  35.0   $ 7,819   35.0
     Increase in taxes
      resulting from:
      State income taxes, net
       of Federal income tax
       benefit                  1,823   4.6     1,321   4.0     1,071    4.8
      Other                       180    .4       642   2.0       240    1.1
                              $16,021  40.0   $13,413  41.0   $ 9,130   40.9


     The actual amounts of income taxes paid during the years ended March 31, 1996, 1995, and 1994 were $17,167,000, $13,288,000, and
     $9,792,000, respectively.

     The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are presented below:

     ($ in thousands)                                        1996      1995

     Deferred tax assets:
      Deferred compensation                               $ 2,992   $ 2,873
      Inventory                                             1,352     1,502
      Accounts receivable                                     752       652
      Other                                                   894     1,064
        Total deferred tax assets                           5,990     6,091

     Deferred tax liabilities:
      Accelerated depreciation                             (5,882)   (6,895)
      Prepaid expenses                                     (1,038)     (727)
      Other                                                   (53)       (9)
        Total deferred tax liabilities                     (6,973)   (7,631)
     Net deferred tax liability                           $  (983)  $(1,540)

     The Company believes that no valuation allowance is necessary for deferred tax assets. This determination is based on the Company's estimate that it is more likely than not that future taxable income will be sufficient to offset the expenses to which the deferred tax assets relate.

6    Income Per Share

     Income per common share is computed on the basis of weighted average shares outstanding during the year adjusted for common stock equivalents on the assumption that dilutive stock options were exercised at the beginning of the year with applicable proceeds used to purchase treasury stock at the average market price. The weighted average number of common shares included in this calculation for the years ended March 31, 1996, 1995, and 1994 was 7,339,951, 7,303,231,
     and 7,210,354, respectively.

7    Property, Plant, and Equipment

     A summary of property, plant, and equipment at March 31, 1996 and 1995, at cost, follows:

     ($ in thousands)                                       1996      1995

     Land                                                $  1,939  $  1,939
     Buildings and improvements                            24,507    23,253
     Leasehold improvements                                 2,707     3,421
     Furniture, fixtures, and equipment                    99,544    93,403
                                                          128,697   122,016
     Less accumulated depreciation and amortization        77,175    69,586
       Net property, plant, and equipment                $ 51,522  $ 52,430


8    Long-term Debt

     The following is a summary of long-term debt at March 31, 1996 and 1995:

     ($ in thousands)                                        1996      1995

     Revolving credit facility (a)                       $      -  $      -
     6.5% IDA bond (b)                                        900       900
     Miscellaneous notes payable (c)                        1,213     1,502
                                                            2,113     2,402
     Less current installments                                110       311
                                                         $  2,003  $  2,091


     Annual maturities of long-term debt for the next five fiscal years are as follows: 1997, $110,000; 1998, $92,000; 1999, $92,000; 2000,
     $92,000; and 2001, $92,000. Interest paid for the years ended March 31, 1996, 1995, and 1994 was $195,000, $649,000, and $968,000,
     respectively.

     (a) The Company's $35,000,000 revolving credit facility extends through April 1, 2000, is unsecured, and provides interest rate options no less favorable than prime and generally based upon a competitively bid "auction" rate. Under the facility agreement, the Company pays fees which range from .100 to .250 on various portions of the revolving credit facility. At March 31, 1996, the Company had no outstanding balance under this agreement.

     (b) The 6.5% IDA bond is payable in full on August 1, 2004 and is secured by real estate.

     (c) The Company has various acquisition-related notes payable at interest rates ranging from 7.5% to 10.0%.

 9   Lease Commitments

     At March 31, 1996, minimum rental payments due under operating leases were as follows: 1997, $3,334,000; 1998, $2,210,000; 1999,
     $1,371,000; 2000, $494,000; 2001, $301,000; and later years, $195,000.

     Total rental expense for the years ended March 31, 1996, 1995, and 1994 was $3,631,000, $3,027,000, and $2,498,000, respectively.

     Most of the Company's leases are for facilities and provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased properties. Management expects that, in the normal course of business, leases which expire will be renewed or replaced by other leases.

10   Profit Sharing, Pension, and Bonus Plans

     The Company has various profit sharing and pension plans covering substantially all employees who meet eligibility requirements.
     Amounts contributed to profit sharing plans are at the discretion of the appropriate subsidiary's Board of Directors. Benefits for pension plans accrue and are vested based on compensation levels and years of service. The amounts charged to operations for all plans combined for the years ended March 31, 1996, 1995, and 1994 were $2,454,000,
     $2,483,000, and $1,972,000, respectively.

     The Company has various bonus plans covering key corporate and subsidiary personnel. The amounts charged to operations under all bonus plans for the years ended March 31, 1996, 1995, and 1994 were $4,866,000, $4,206,000, and $3,487,000, respectively.

11   Stock Option Plans

     The Company has three stock option plans which provide for the grant of nonqualified stock options to employees and certain directors. As of March 31, 1996, 851,500 options were outstanding with exercise prices ranging from $5.00 to $34.25 per share with 130,500 exercisable. A total of 155,000 options are available for future grants. Pursuant to the terms of the option agreements, options are exercisable in increments over five- or ten-year periods. A total of 1,006,500 shares are reserved for issuance under the option plans.

     The tables below summarize stock option activity and options outstanding for the years ended March 31, 1996, 1995, and 1994:

     Option Activity                               1996      1995      1994

     Options outstanding, beginning of year     532,000   621,000   395,500
     Options granted                            420,000         -   280,000
     Options exercised                         (100,500)  (89,000)  (54,500)
     Options outstanding, end of year           851,500   532,000   621,000


     Recap of Options Outstanding at March 31,     1996      1995      1994

     $ 5.00 Exercise price                      111,000   182,000   250,000
     $10.63 Exercise price                       12,000    12,000    16,000
     $12.25 Exercise price                       42,000    60,000    75,000
     $16.75 Exercise price                      266,500   278,000   280,000
     $34.25 Exercise price                      420,000         -         -
                                                851,500   532,000   621,000

     In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued. The Company currently does not plan to change its method of accounting for stock-based compensation; however, SFAS No. 123 will require additional footnote disclosure relating to the effect of using a fair value-based method of accounting for stock-based compensation costs for its fiscal year ending March 31, 1997.

12   Contingent Liabilities

     The Company, in the ordinary course of business, is contingently liable on pending lawsuits and claims. Based upon advice from legal counsel, management believes such pending items will not have a material effect on the Company's consolidated financial position or results of operations.

13   Quarterly Financial Information (unaudited)

     The quarterly results for the years ended March 31, 1996 and 1995 are summarized below:

                                     First  Second   Third  Fourth  Fiscal
($ in thousands except             Quarter Quarter Quarter Quarter    Year
 per share data)

1996
Sales                              $59,781 $63,449 $66,112 $59,631 $248,973
Gross profit                        23,909  28,135  25,630  22,302   99,976
Net income                           5,761   7,402   6,348   4,520   24,031
Income per common share (1)            .79    1.01     .86     .61     3.27

1995
Sales                              $49,222 $58,584 $61,505 $56,371 $225,682
Gross profit                        19,376  24,930  24,599  20,935   89,840
Income from:
 Continuing operations             $ 3,722 $ 5,920 $ 5,741 $ 3,918 $ 19,301
 Discontinued operations                 -       -       -   2,206    2,206
 Net income                        $ 3,722 $ 5,920 $ 5,741 $ 6,124 $ 21,507

Income per common share: (1)
  Continuing operations            $   .51 $   .81 $   .78 $   .54 $   2.64
  Discontinued operations                -       -       -     .30      .30
  Net income                       $   .51 $   .81 $   .78 $   .84 $   2.94


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



Market Price of Common Stock

The Company's stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "DEVN." The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:



Years ended March 31,                         1996                1995


Fiscal Quarter

First Quarter                           29 3/4 - 25 3/4     20 1/2 - 18
Second Quarter                          44     - 29         24 1/2 - 18 3/4
Third Quarter                           45 3/4 - 26 3/4     29 3/4 - 23 1/2
Fourth Quarter                          34 3/4 - 27         30 1/2 - 22

The approximate number of record holders of common stock at March 31, 1996 was 127. Based on previous communications with banks and securities dealers who hold the Company's stock in "street" name for individuals, the Company estimates that the number of holders of its common stock exceeds 500.

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









       s/Marne Obernauer Jr.                     s/Bruce K. Koch
       Marne Obernauer, Jr.                      Bruce K. Koch
Chairman and Chief Executive Officer        Executive Vice President,
                                             Operations and Finance
                                           and Chief Financial Officer



Independent Auditors' Report


The Board of Directors and Shareholders
Devon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Group, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.


s/KPMG Peat Marwick LLP
Stamford, Connecticut

May 8, 1996

                     Independent Auditors' Report






The Board of Directors and Shareholders
Devon Group, Inc.


Under date of May 8, 1996, we reported on the consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14(A)2 on page 11 of this document. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP
Stamford, Connecticut
May 8, 1996



                       DEVON GROUP, INC. AND SUBSIDIARIES
                                                                 Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED MARCH 31, 1996
                                ($ in thousands)


              COLUMN A           COLUMN B               COLUMN C                COLUMN D    COLUMN E
                                                        Additions
                                Balance at
           DESCRIPTION         Beginning of Charged to Costs  Charged to Other Deductions Balance at End
                                 Period       and Expenses         Accounts                 of Period







Year ended March 31, 1994
 Allowance for doubtful accounts $1,197         $  695             $    -       $  550 (1)    $1,342
 Inventory reserves              $1,097         $1,570             $    -       $1,301        $1,366

Year ended March 31, 1995
 Allowance for doubtful accounts $1,342         $1,084             $    -       $  574 (1)    $1,852
 Inventory reserves              $1,366         $1,323             $    -       $  815        $1,874

Year ended March 31, 1996
 Allowance for doubtful accounts $1,852         $  890             $    -       $  265 (1)    $2,477
 Inventory reserves              $1,874         $1,136             $    -       $1,278        $1,732


(1) Uncollectible accounts written off, net of recoveries.

                                                          Exhibit 21

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





                                                       Percentage Voting
                                                       Securities Owned
                                    Organized Under    by its Immediate
                                      the Laws of           Parent

Black Dot Graphics, Inc.               Illinois             100.0
 Orent GraphicArts, Inc.               Nebraska             100.0
 Typo-Graphics, Inc.                   Florida              100.0
 Ambrosi & Associates, Inc.            Delaware             100.0
 ABD Group, Inc.                       Illinois             100.0
 Meridian Retail, Inc.                 Nebraska             100.0
 Publishers Services Incorporated      Delaware             100.0
 Ahrens Interactive, Inc.              Delaware             100.0
 Proof Positive/Farrowlyne             Illinois             100.0
   Associates, Inc.
 Nobart, Inc.                          Illinois             100.0
Graftek Press, Inc.                    Delaware             100.0
 Elkhorn Webpress, Inc.                Wisconsin            100.0
 Carlith Printing, Inc.                Delaware             100.0
Portal Publications, Ltd.              Delaware             100.0
 The Winn Art Group, Ltd.              Washington           100.0
 Portal Publications, Ltd. (U.K.)      United Kingdom       100.0
 Aird Imports Pty. Ltd.                Australia             50.0

                                                           Exhibit 23






                    Consent of Independent Auditors



The Board of Directors and Shareholders
Devon Group, Inc.


We consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-47939, 33-50060, 33-75060, and 33-
64181) of Devon Group, Inc. of our reports dated May 8, 1996, relating to the consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended March 31, 1996, which reports are included or incorporated by reference in the March 31, 1996 annual report on Form 10-K of Devon Group, Inc.




s/KPMG Peat Maewick LLP
Stamford, Connecticut
June 27, 1996