Form 10-Q
period 1996-06-30
DEVON GROUP INC
filed 1996-08-08
CIK 40542

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549



                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding as of August 2, 1996

     Common Stock                            7,383,317

                             PART I

                  Item 1 - Financial Statements

                        DEVON GROUP, INC.
           Condensed Consolidated Statements of Income
        For the three months ended June 30, 1996 and 1995
                           (Unaudited)

              (in thousands, except per share data)


                                                   1996         1995

Sales                                             $62,554      $59,781
Operating costs and expenses:
  Cost of sales                                    39,223       35,872
  Selling, general, and administrative             15,873       14,745
Income from operations                              7,458        9,164

Interest income (expense), net                        248          150
Other income, net                                     226          368

Income before income taxes                          7,932        9,682
Provision for income taxes                          3,173        3,921

Net income                                        $ 4,759      $ 5,761


Net income per common share                       $  0.64      $  0.79


Average common shares outstanding                   7,383        7,289












See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
              Condensed Consolidated Balance Sheets
             As of June 30, 1996 and March 31, 1996
         (in thousands, except share and per share data)

                                                 June 30,    March 31,
Assets                                             1996         1996
                                               (Unaudited)

Current Assets:
  Cash and cash equivalents                      $ 28,936     $ 27,749
  Receivables, less allowance for doubtful
   accounts of $2,350 at June 30, 1996
   and $2,477 at March 31, 1996                    40,044       39,629
  Inventories, at lower of cost or market:
   Raw materials                                    2,179        2,726
   Work-in-process                                 17,532       15,115
   Finished goods                                   2,298        2,486
     Total inventories                             22,009       20,327
  Deferred income tax benefit                       3,430        3,430
  Prepaid expenses and other current assets         6,085        6,079
     Total current assets                         100,504       97,214

Property, plant, and equipment, net                51,273       51,522
Deferred charges and other assets                   1,094        1,111
Excess of cost over fair value of net               6,867        6,579
  assets acquired
                                                 $159,738     $156,426
Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of long-term debt         $    110     $    110
  Accounts payable                                  7,761        9,439
  Accrued expenses                                  9,241        9,963
  Accrued compensation                              7,019        9,493
  Income taxes                                      5,241        1,634
     Total current liabilities                     29,372       30,639

Long-term debt, excluding current installments      1,989        2,003
Deferred and other compensation                     6,398        6,413
Deferred income taxes                               4,413        4,413

Stockholders' equity:
  Common Stock, $0.01 par value.  Authorized
    30,000,000 shares; issued 8,315,317 shares
    at June 30, 1996 and 8,304,317 shares at
    March 31,1996                                      83           83
  Additional paid-in capital                       34,598       34,538
  Retained earnings                                95,765       91,006
                                                  130,446      125,627

  Less: Shares of common stock held in treasury,
       at cost; 932,000 at June 30, 1996
       and 925,000 at March 31, 1996              (12,880)     (12,669)
     Total stockholders' equity                   117,566      112,958
                                                 $159,738     $156,426

See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
         Condensed Consolidated Statements of Cash Flows
        For the three months ended June 30, 1996 and 1995
                           (Unaudited)

                         (in thousands)



                                                    1996        1995


Net cash provided by operating activities          $ 4,338     $ 5,464

Cash flows from investing activities:
 Capital expenditures                               (2,586)     (1,716)
 Payments for purchases of subsidiaries, net of
  cash acquired                                       (400)          -
Net cash used in investing activities               (2,986)     (1,716)

Cash flows from financing activities:
 Payments of long-term debt                            (14)        (22)
 Proceeds from the exercise of stock options            60           8
  and other
 Purchase of treasury stock                           (211)     (1,294)
Net cash used in financing activities                 (165)     (1,308)

Net increase in cash and cash equivalents            1,187       2,440
Cash and cash equivalents, beginning of period      27,749      16,965


Cash and cash equivalents, end of period           $28,936     $19,405














See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)


(1) The condensed consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Publications Pty. Ltd. ("Portal Aird"). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the unaudited periods, have been included. Results of operations for the periods included in the report are not necessarily indicative of the results for the full year.

      Reference should be made to the "Annual Report of Corporation Form 10-K" for the fiscal year ended March 31, 1996 (including its notes to consolidated financial statements) filed with the Securities and Exchange Commission.

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three-month periods ended June 30, 1996 and 1995. Options outstanding were not included in the 1996 or 1995 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $79,814,000 and $77,175,000 at June 30,
      1996 and March 31, 1996, respectively.

(5)   Effective July 31, 1995, the Company acquired Proof
      Positive/Farrowlyne Associates, Inc. (PP/FA) for $4,000,000 in cash and contingent consideration predicated on future earnings.
      Located in Evanston, Illinois, PP/FA is a provider of editorial and creative services to the publishing industry, primarily in the educational sector. The excess of the purchase price over the fair value of net assets acquired was $3,370,000. Nobart, Inc., acquired effective March 1,
      1996, is a full-service design, art, photography, and production studio located in Chicago, Illinois. The purchase price of $1,217,000 was equal to the net book value of assets acquired.

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. During the first quarter of fiscal 1996 and 1997, under this authorization, 50,000 and 7,000 shares, respectively, were repurchased.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales:

Consolidated sales for the quarter ended June 30, 1996 increased
$2,773,000, or 4.6%, compared to the prior year's first quarter with each of the Company's subsidiaries contributing to this growth.

Pre-press

Revenues for Black Dot Group increased $1,362,000, or 4.5%, versus the prior year period. The increase is primarily due to incremental revenues from Nobart and PP/FA, businesses acquired during fiscal 1996, sales from the company's developing multimedia business, and increased billing related to additional textbook volume and new retail advertising accounts. Partially offsetting these factors was the anticipated decrease in Sears and Kmart related revenues reflecting the price concessions included in the five-year contract extensions.

Publishing

Devon Publishing Group's sales increased $493,000, or 3.1%, versus the prior year period reflecting an increase at Portal Publications and modest growth at Portal U.K., partially offset by a decrease in revenues at The Winn Devon Art Group. At Portal a substantial increase in card sales, reflecting the continuing success of the Anne Geddes line and the May introduction of the Boynton line, and higher calendar revenues more than offset lower sales of the poster/print and matted product lines. At The Winn Devon Art Group an increase in revenues from the upscale Devon Editions poster line was offset by reductions in framing and fine art sales.

Printing

Graftek's sales increased $918,000, or 6.7%, versus the prior year period primarily due to increased work for catalog publishers and the addition of new magazines during the first quarter of fiscal 1997.

Gross Profit:

Gross profit decreased by $578,000 for the quarter ended June 30, 1996 to $23,331,000, or 37.3% as a percentage of sales, compared to 40.0% for the comparable prior year period. Decreases in gross profit margins at both the pre-press and publishing subsidiaries were partially offset by a modest improvement in the magazine printing business. In the pre-press subsidiary, the decrease was primarily due to higher labor costs related to Nobart, which were necessary to properly transition that business into the Black Dot Group, and higher levels of expenditures related to further development of the interactive multimedia business. Margins in the publishing subsidiary decreased primarily due to higher charges related to calendar, seasonal card, and poster returns. The increased charge for calendar and seasonal card returns reflects the slightly higher than anticipated returns from previous sales and more aggressive current sales programs while the charge for poster returns results from the issuance of credit vouchers for slow-moving product in an effort to re-energize this line. Material costs also increased slightly at the publishing subsidiary as a result of the shift in sales to cards, in particular, the boxed line.
At the printing business, lower material costs contributed to its margin improvement.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses as a percentage of sales were 25.4% for the three months ended June 30, 1996 versus 24.7% for the comparable prior year period. The increase is primarily attributable to the pre-press subsidiary and reflects higher costs due to the fiscal 1996 acquisitions of Nobart and PP/FA, as well as increased expenses resulting from new business development efforts.

Interest Income (Expense):

Net interest income increased $98,000 to $248,000 for the three-month period ended June 30, 1996 versus the comparable prior year period reflecting an increase in the level of average short-term investments over the prior year period.

Income Taxes:

The effective income tax rate for the three-month period ended
June 30, 1996 was 40.0% versus 40.5% for the prior year period.

Net Income:

As a result of decreased operating income partially offset by an increase in net interest income and a decrease in the effective tax rate, net income per share decreased $.15, or 19.0%, per share for the three months ended June 30, 1996 versus the comparable prior year period.

Liquidity and Capital Resources

During the three-month period ended June 30, 1996, the Company generated cash from operating activities of $4,338,000 versus $5,464,000 for the comparable prior year period. This decrease was primarily due to the $1,002,000 reduction in net income. For the three-month periods ended June 30, 1996 and 1995, cash provided by operating activities was primarily used to fund capital expenditures with the remainder conservatively invested.

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

In October 1995, Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", was issued. The Company currently does not plan to change its method of accounting for stock-based compensation; however, SFAS No. 123 will require additional footnote disclosure relating to the effect of using a fair value-based method of accounting for stock-based compensation costs for its fiscal year ending March 31, 1997.

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

    None

Item   3. Defaults Upon Senior Securities.

    None

Item   4. Submission of Matters to a Vote of Security Holders.

    a. The Company's Annual Meeting of Stockholders was held on July 30, 1996.

    b. Not required.

    c. A proposal to ratify the selection of the firm of KPMG
       Peat Marwick LLP as auditors for the Company for the fiscal year ending March 31, 1997 was adopted by the following vote:

                 For             Against           Abstain

              6,709,374           150              5,513

       The following Directors were elected for the ensuing year and until their respective successors have been duly elected and qualified by the following vote:

                                   For        Withhold Vote on

       Marne Obernauer, Jr.     6,713,110          1,927
       Robert S. Blank          6,713,110          1,927
       John W. Dinzole          6,713,139          1,898
       William G. Gisel         6,711,297          3,740
       Thomas J. Harrington     6,711,610          3,427
       Marne Obernauer          6,712,997          2,040
       Edward L. Palmer         6,712,997          2,040

    d.Not applicable

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




                              DEVON GROUP, INC.




Date: August 6, 1996          s/Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President
                              Operations and Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)


                              s/Robert H. Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)