Form 10-Q
period 1996-09-30
DEVON GROUP INC
filed 1996-11-14
CIK 40542

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549



                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding as of November 12, 1996

     Common Stock                            7,379,817

                             PART I

                  Item 1 - Financial Statements

                        DEVON GROUP, INC.
           Condensed Consolidated Statements of Income
                           (Unaudited)

              (in thousands, except per share data)


                                For the Three Months For the Six Months
                                 Ended September 30,  Ended September30,

                                    1996     1995      1996     1995


Sales                            $ 68,389 $ 63,449   $130,943 $123,230
Operating costs and expenses:
 Cost of sales                     41,265   35,314     80,488   71,186
 Selling, general, and
   administrative                  17,209   16,267     33,082   31,012
Income from operations              9,915   11,868     17,373   21,032

Interest income (expense), net        219      155        467      305
Other income, net                     384      418        610      786

Income before income taxes         10,518   12,441     18,450   22,123
Provision for income taxes          4,207    5,039      7,380    8,960

Net income                       $  6,311 $  7,402   $ 11,070 $ 13,163


Net income per common share      $    .85 $   1.01   $   1.50 $   1.80


Average common shares outstanding   7,396    7,317      7,390    7,303












See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
              Condensed Consolidated Balance Sheets
           As of September 30, 1996 and March 31, 1996
         (in thousands, except share and per share data)

                                               September 30,  March 31,
Assets                                             1996         1996
                                               (Unaudited)


Current Assets:
 Cash and cash equivalents                      $ 20,059     $ 27,749
 Receivables, less allowance for doubtful
  accounts of $2,300 at September 30, 1996
  and $2,477 at March 31, 1996                    52,394       39,629
 Inventories, at lower of cost or market:
  Raw materials                                    1,959        2,726
  Work-in-process                                 18,396       15,115
  Finished goods                                   2,402        2,486
   Total inventories                              22,757       20,327
 Deferred income tax benefit                       3,430        3,430
 Prepaid expenses and other current assets         7,016        6,079
   Total current assets                          105,656       97,214

Property, plant, and equipment, net               52,241       51,522
Deferred charges and other assets                  1,129        1,111
Excess of cost over fair value of net
   assets acquired                                 6,752        6,579
                                                $165,778     $156,426

Liabilities and Stockholders' Equity

Current Liabilities:
 Current installments of long-term debt         $    110     $    110
 Accounts payable                                  7,985        9,439
 Accrued expenses                                 11,058        9,963
 Accrued compensation                              8,555        9,493
 Income taxes                                      1,093        1,634
   Total current liabilities                      28,801       30,639

Long-term debt, excluding current installments     1,968        2,003
Deferred and other compensation                    6,418        6,413
Deferred income taxes                              4,413        4,413

Stockholders' equity:
 Common Stock, $0.01 par value.  Authorized
  30,000,000 shares; issued 8,357,317 shares at
  September 30, 1996 and 8,304,317 shares at
  March 31, 1996                                      84           83
 Additional paid-in capital                       34,898       34,538
 Retained earnings                               102,076       91,006
                                                 137,058      125,627

 Less: Shares of common stock held in treasury,
       at cost; 932,000 at September 30, 1996
       and 925,000 at March 31, 1996             (12,880)     (12,669)
   Total stockholders' equity                    124,178      112,958
                                                $165,778     $156,426

See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
         Condensed Consolidated Statements of Cash Flows
      For the six months ended September 30, 1996 and 1995
                           (Unaudited)

                         (in thousands)



                                                            1996     1995



Net cash provided by (used in) operating activities       $(1,009) $ 3,848

Cash flows from investing activities:
  Capital expenditures                                     (6,396)  (3,691)
  Payments for purchases of subsidiaries, net of
     cash acquired                                           (400)  (3,892)
Net cash used in investing activities                      (6,796)  (7,583)

Cash flows from financing activities:
  Payments of long-term debt                                  (35)     (41)
  Proceeds from the exercise of stock options and other       361      675
  Purchase of treasury stock                                 (211)  (1,294)
Net cash provided by (used in) financing activities           115     (660)

Net decrease in cash and cash equivalents                  (7,690)  (4,395)
Cash and cash equivalents, beginning of period             27,749   16,965

Cash and cash equivalents, end of period                  $20,059  $12,570















See accompanying notes to condensed consolidated financial statements.

                       DEVON GROUP, INC.
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1996
                           (Unaudited)


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

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three- and six-month periods ended September 30, 1996 and 1995. Options outstanding were not included in the 1996 or 1995 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $82,621,000 and $77,175,000 at September
      30, 1996 and March 31, 1996, respectively.

(5) Effective July 31, 1995, the Company acquired Proof Positive/ Farrowlyne Associates, Inc. (PP/FA) for $4,000,000 in cash and contingent consideration predicated on future earnings of which $400,000 has been earned and paid to date.
      Located in Evanston, Illinois, PP/FA is a provider of editorial and creative services to the publishing industry, primarily in the educational sector. The excess of the purchase price over the fair value of net assets acquired was $3,770,000 including the additional contingent consideration. Nobart, Inc., acquired effective March 1, 1996, is a full-service design, art, photography, and production studio located in Chicago, Illinois. The purchase price of $1,217,000 was equal to the net book value of assets acquired.

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. During the six-month periods ended September 30, 1996 and 1995, under this authorization, 7,000 and 50,000 shares, respectively, were repurchased.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales:

Consolidated sales increased $4,940,000, or 7.8%, and $7,713,000, or 6.3%, for the three- and six-month periods ended September 30, 1996 versus the comparable prior year periods with each of the Company's subsidiaries contributing to this growth.

Pre-press

Revenues for Black Dot Group increased $3,067,000, or 11.0%, and $4,429,000, or 7.6%, respectively, for the three- and six-month periods ended September 30, 1996. The increases versus the prior year periods were primarily due to new retail advertising accounts, additional textbook volume, incremental revenues from Nobart and PP/FA, businesses acquired during fiscal 1996, and sales from the Company's developing multimedia business. Partially offsetting these factors were reductions in billings to Sears and Kmart reflecting reduced prices included in the five-year contract extensions.

Publishing

Devon Publishing Group's sales increased $1,676,000, or 7.5%, and $2,169,000, or 5.7%, for the three- and six-month periods ended September 30, 1996, reflecting increased revenues at Portal and Portal UK, while sales at The Winn Devon Art Group approximated the prior year periods. At Portal, sales of cards were especially strong reflecting the success of the Geddes imagery and the May 1996 introduction of the Boynton line. A decrease in poster/print and matted product revenues partially offset this gain. At The Winn Devon Art Group, an increase in revenues from the upscale Devon Editions poster line was offset by reduced framing revenues.

Printing

Sales at Graftek Press, Inc. increased $197,000, or 1.5%, and $1,115,000, or 4.1%, respectively, for the three- and six-month periods ended September 30, 1996. The increases were primarily due to increased work for catalog publishers, which was particularly strong during the first quarter of fiscal 1997, and the addition of new magazines added in fiscal 1997.

Gross Profit:

Gross profit as a percentage of sales was 39.7%, and 38.5%, respectively, for the three- and six-month periods ended September 30, 1996 versus 44.3%, and 42.2%, for the comparable prior year periods. For the three-month period ended September 30, 1996, the decrease was primarily due to a reduction at the pre-press subsidiary while margins at the publishing and magazine printing businesses were in line with the prior year period. In the pre-press subsidiary, the decrease was primarily due to higher outside service costs related to new retail advertising customers, increased labor costs associated with the transition of Nobart into the Black Dot Group, expenditures related to further development of the interactive multimedia business, and the effects of the Sears and Kmart price concessions. For the six-month period, margins at both the pre-press and publishing subsidiaries decreased versus the prior year period and were partially offset by a slight improvement at the magazine printing business. In the pre-press subsidiary, the decline was primarily due to the aforementioned increase in labor costs and expenditures related to the multimedia business. Margins in the publishing subsidiary reflect higher charges related to calendar, seasonal card, and poster returns. The increased charge for calendar and seasonal card returns reflects the slightly higher than anticipated fiscal first quarter returns from previous sales and more aggressive current sales programs, while the charge for poster returns results from the issuance of credit vouchers for slower-moving product in an effort to reenergize this line. Material costs also increased slightly at the publishing subsidiary as a result of the shift in sales to cards, in particular, the boxed line. At the printing business, lower material costs contributed to its slight margin improvement.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses as a percentage of sales were 25.2%, and 25.3%, respectively, for the three- and six-month periods ended September 30, 1996 versus 25.6% and 25.2% for the comparable prior year period. For the quarter, the modest improvement in SG&A expenses as a percentage of sales was primarily attributable to the pre-press subsidiary and reflects a reduction in incentive-based compensation expenses, partially offset by higher costs due to the fiscal 1996 acquisitions of Nobart and PP/FA. For the six-month period ended September 30, 1996, SG&A expenses at each of the Company's subsidiaries were in line with the prior year period.

Interest Income (Expense):

Net interest income increased $64,000 and $162,000, respectively, for the three- and six-month periods ended September 30, 1996 reflecting an increase in the level of average short-term investments over the prior year periods.

Income Taxes:

The effective income tax rate was 40.0% for the three- and six-month periods ended September 30, 1996 versus 40.5% for the prior year periods.

Net Income:

As a result of the foregoing, net income per share decreased
$.16, or 15.8%, and $.30, or 16.7%, respectively, versus the prior year three- and six-month periods.

Liquidity and Capital Resources

During the six-month period ended September 30, 1996, cash used by operating activities was $1,009,000, while cash provided by operating activities for the prior year period was $3,848,000. The change reflects a $3,179,000 increase in working capital requirements versus the prior year period as well as a $2,093,000 reduction in net income. The increased working capital requirements were primarily due to the higher inventory levels in the pre-press business as its customer base expands and higher levels of accounts receivable in the publishing business attributable to increased sales volume and the timing of payments. For the six-month period ended September 30, 1996, short-term investments were used to provide cash for operating activities and fund capital expenditures. For the six-month period ended September 30, 1995, cash provided by operating activities and existing short-term investments were used to fund capital expenditures and the acquisition of PP/FA in August 1995.

Recently Issued Financial Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain intangible assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 121 further requires that assets in this category to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company will be required to adopt SFAS No. 121 for its fiscal year ending March
31, 1997, however, it is not expected that such adoption will have a material impact on the Company's financial position or results of operations.

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

     None.

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

     d. Not applicable.

                        DEVON GROUP, INC.

                   PART II - OTHER INFORMATION






Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        a. Exhibits.

        None.

        b. Reports on Form 8-K.

        None.

                            SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DEVON GROUP, INC.




Date: November 14, 1996       s/Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President
                              Operations and Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)


                              s/Robert H. Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)