Form 10-Q
period 1996-12-31
DEVON GROUP INC
filed 1997-02-14
CIK 40542

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549



                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding as of February 11, 1997

     Common Stock                            7,283,817

                             PART I

                  Item 1 - Financial Statements

                        DEVON GROUP, INC.
           Condensed Consolidated Statements of Income
                           (Unaudited)

              (in thousands, except per share data)


                                 For the Three Months    For the Nine Months
                                  Ended December 31,      Ended December 31,

                                    1996     1995           1996      1995


Sales                            $ 70,047 $ 66,112       $ 200,990 $ 189,342
Operating costs and expenses:
 Cost of sales                     43,864   40,482         124,352   111,668
 Selling, general, and
   administrative                  16,666   15,477          49,748    46,489
Income from operations              9,517   10,153          26,890    31,185

Interest income (expense), net        181      169             648       474
Other income, net                     460      347           1,070     1,133

Income before income taxes         10,158   10,669          28,608    32,792
Provision for income taxes          4,063    4,321          11,443    13,281

Net income                       $  6,095 $  6,348       $  17,165 $  19,511


Net income per common share      $    .83 $    .86       $    2.32 $    2.66


Average common shares outstanding   7,378    7,375           7,386     7,327












See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
              Condensed Consolidated Balance Sheets
           As of December 31, 1996 and March 31, 1996
         (in thousands, except share and per share data)

                                                December 31, March 31,
Assets                                              1996       1996
                                                (Unaudited)


Current Assets:
 Cash and cash equivalents                        $ 22,084   $ 27,749
 Receivables, less allowance for doubtful
  accounts of $2,276 at December 31, 1996
  and $2,477 at March 31, 1996                      54,382     39,629
 Inventories, at lower of cost or market:
  Raw materials                                      2,005      2,726
  Work-in-process                                   17,086     15,115
  Finished goods                                     2,889      2,486
   Total inventories                                21,980     20,327
 Deferred income tax benefit                         3,430      3,430
 Prepaid expenses and other current assets           5,957      6,079
   Total current assets                            107,833     97,214

Property, plant, and equipment, net                 53,379     51,522
Deferred charges and other assets                    1,932      1,111
Excess of cost over fair value of net
   assets acquired                                   6,635      6,579
                                                  $169,779   $156,426

Liabilities and Stockholders' Equity

Current Liabilities:
 Current installments of long-term debt           $    110   $    110
 Accounts payable                                    7,492      9,439
 Accrued expenses                                   12,112      9,963
 Accrued compensation                                9,510      9,493
 Income taxes                                        1,523      1,634
   Total current liabilities                        30,747     30,639

Long-term debt, excluding current installments       1,951      2,003
Deferred and other compensation                      6,417      6,413
Deferred income taxes                                4,413      4,413

Stockholders' equity:
 Common Stock, $0.01 par value.  Authorized
  30,000,000 shares; issued 8,379,317 shares at
  December 31, 1996 and 8,304,317 shares at
  March 31, 1996                                        84         83
 Additional paid-in capital                         34,991     34,538
 Retained earnings                                 108,171     91,006
                                                   143,246    125,627

 Less: Shares of common stock held in treasury,
       at cost; 1,099,500 at December 31, 1996
       and 925,000 at March 31, 1996               (16,995)   (12,669)
   Total stockholders' equity                      126,251    112,958
                                                  $169,779   $156,426

See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
         Condensed Consolidated Statements of Cash Flows
      For the nine months ended December 31, 1996 and 1995
                           (Unaudited)

                         (in thousands)



                                                          1996     1995

Net cash provided by operating activities              $  9,050  $13,976

Cash flows from investing activities:
  Capital expenditures                                  (10,391)  (5,594)
  Payments for purchases of subsidiaries, net of
     cash acquired                                         (400)  (3,892)
Net cash used in investing activities                   (10,791)  (9,486)

Cash flows from financing activities:
  Payments of long-term debt                                (52)    (260)
  Proceeds from the exercise of stock options and other     454      794
  Purchase of treasury stock                             (4,326)  (1,294)
Net cash used in financing activities                    (3,924)    (760)

Net increase (decrease) in cash and cash equivalents     (5,665)   3,730
Cash and cash equivalents, beginning of period           27,749   16,965

Cash and cash equivalents, end of period                $22,084  $20,695















See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
      Notes to Condensed Consolidated Financial Statements
                        December 31, 1996
                           (Unaudited)


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

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three- and nine-month periods ended December 31, 1996 and 1995. Options outstanding were not included in the 1996 or 1995 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $83,780,000 and $77,175,000 at December 31, 1996 and March 31, 1996, respectively.

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

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. During the nine-month periods ended December 31, 1996 and 1995, under this authorization, 174,500 and 50,000 shares, respectively, were repurchased.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales:

Consolidated sales increased $3,935,000, or 6.0%, and $11,648,000, or 6.2%, for the three- and nine-month periods ended December 31, 1996. For the three-month period revenues increased in the pre-press and publishing subsidiary while the magazine printing business experienced a slight decline. The increase for the nine-month period ended December 31, 1996 reflects growth at each of the Company's subsidiaries.

Pre-press

Revenues for Black Dot Group increased $1,766,000, or 4.9%, and $6,195,000, or 6.6%, respectively, for the three- and nine-month periods ended December 31, 1996. Revenues for the three-month period increased primarily due to creative pre-press work for new retail advertising accounts, increased creative work for textbook publishers, incremental volume from Nobart, and additional work for Kmart, all of which combined to offset lower Sears revenues. For the nine-months ended December 31, 1996, the increase versus the prior year period reflects new retail advertising accounts, incremental revenues from Nobart and PP/FA, and sales from the Company's developing multimedia business. Partially offsetting these factors were reductions in billings to Sears and Kmart reflecting price reductions included in the five-year contract extensions.

Publishing

Devon Publishing Group's sales increased $2,370,000, or 14.5%, and $4,539,000, or 8.3%, for the three- and nine-month periods ended December 31, 1996, reflecting increased revenues at each of its businesses. At Portal, sales of cards were again especially strong reflecting the success of the Geddes imagery and incremental Boynton revenues, while revenues for the three-month period also benefited from the addition of die-cut postcards and photo albums to Portal's product offerings. At The Winn Devon Art Group, an increase in revenues from the upscale Devon Editions poster line was partially offset by reduced framing revenues.

Printing

Sales at Graftek Press, Inc. decreased $201,000, or 1.5%, for the three-month period and increased $914,000, or 2.2%, for the nine-month period ended December 31, 1996 versus the comparable prior year periods. For both periods, value-added sales (which exclude paper) were up 6.5% and 6.0%, respectively, primarily due to increased commercial printing revenues and work for catalog publishers.

Gross Profit:

Gross profit as a percentage of sales was 37.4%, and 38.1%, respectively, for the three- and nine-month periods ended December 31, 1996 versus 38.8%, and 41.0%, for the comparable prior year periods. For the three-month period ended December 31, 1996, the decrease was primarily due to a reduction at the pre-press subsidiary partially offset by improvements at the publishing and magazine printing businesses. In the pre-press subsidiary, the decrease was primarily due to increased labor costs associated with the transition of Nobart into the Black Dot Group, higher outside service costs related to new retail advertising customers, further development of the interactive multimedia business, and the effects of the Sears and Kmart price concessions. The improvements in the publishing and magazine printing businesses were primarily due to reduced material costs. For the nine-month period, a decrease in gross profit margin at the pre-press subsidiary was partially offset by an improvement in the magazine printing business, while the gross profit margin in the publishing subsidiary remained in line with the prior year period. In the pre-press subsidiary the decline was due to the aforementioned factors. At the printing business, lower material costs contributed to its margin improvement.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses as a percentage of sales were 23.8%, and 24.8%, respectively, for the three- and nine-month periods ended December 31, 1996 versus 23.4% and 24.6% for the comparable prior year periods. For the quarter, the increase is primarily the result of higher royalties in the publishing subsidiary, reflecting the popularity of Geddes and Boynton, and higher costs in the pre-press subsidiary attributable to the fiscal 1996 acquisition of Nobart and PP/FA which were partially offset by a reduction in incentive-based compensation expenses at the pre-press subsidiary. For the nine-month period ended December 31, 1996, the modest increase is primarily due to the aforementioned royalties at the publishing subsidiary.

Interest Income (Expense):

Net interest income increased $12,000 and $174,000, respectively, for the three- and nine-month periods ended December 31, 1996 reflecting an increase in the level of average short-term investments over the prior year periods.

Income Taxes:

The effective income tax rate was 40.0% for the three- and nine-month periods ended December 31, 1996 versus 40.5% for the prior year periods.

Net Income:

As a result of the foregoing, net income per share decreased
$.03, or 3.5%, and $.34, or 12.8%, respectively, versus the prior year three- and nine-month periods.

Liquidity and Capital Resources

During the nine-month period ended December 31, 1996, cash provided by operating activities was $9,050,000, versus $13,976,000, for the prior year period. The change reflects a $2,346,000 decrease in net income versus the prior year period as well as a $2,585,000 increase in working capital requirements. The increased working capital requirements were primarily due to higher inventory levels in the pre-press business as its customer base expands and higher levels of accounts receivable in the publishing business attributable to increased sales volume and the timing of payments. These factors were partially offset by a decrease in accounts receivable in the printing subsidiary which is also attributable to the timing of payments received in fiscal 1997. For the nine-month period ended December 31, 1996, cash provided by operating activities and short-term investments were used for capital expenditures and the purchase of treasury stock.

For the nine-month period ended December 31, 1995, cash from operating activities was used for capital expenditures, the purchase of treasury stock, and the acquisition of PP/FA.

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

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

     None.

     b.  Reports on Form 8-K.

     None.

                            SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DEVON GROUP, INC.




Date: February 13, 1997       s/Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President
                              Operations and Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)


                              s/Robert H. Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)