Form 10-K
period 1997-03-31
DEVON GROUP INC
filed 1997-06-27
CIK 40542

United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington,  D. C.  20549

                               FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1997
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

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

Common Stock, $.01 par value,                             NASDAQ
7,283,817 outstanding as of June 6, 1997
        Securities registered pursuant to Section 12(g) of the Act:
                                 None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes      X       No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of June 6, 1997, the market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $167,280,000.

Portions of the following documents are incorporated by reference in the form 10-K as indicated:
                                                       Part of 10-K
                Document                          into which incorporated

1997 Annual Report to Shareholders of Devon Group, Inc.  Parts I, II, and IV
Proxy Statement relative to the 1997 Annual Meeting of   Parts I, II, and III
      Shareholders of Devon Group, Inc.

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

  The Company's Black Dot Group subsidiary, a total visual communication company, both to print and interactive media, is one of the nation's leading suppliers of pre-press and other publishing services. These services include strategic planning, creative design, photography (conventional and digital), copywriting, editing, color separation, page composition, image management, video production, interactive multimedia, and facility management. Black Dot Group provides high-quality services through a skilled team of professionals using off-the-shelf and internally developed software applications along with traditional pre-press services. Sales attributable to Black Dot Group were $132,674,000, $126,190,000, and $108,630,000 in fiscal 1997, 1996, and 1995, respectively. The Company's Graftek Press, Inc. subsidiary provides high-quality color printing, binding, and distribution services to publishers of trade and special-interest magazines as well as commercial printing services to a variety of customers, primarily advertisers. Sales attributable to Graftek were $54,866,000, $54,531,000, and $53,037,000 in fiscal 1997, 1996, and
1995, respectively. Devon Publishing Group is one of the nation's largest publishers of posters, prints, original artwork, greeting cards, notecards, calendars, and related products. Sales attributable to Devon Publishing Group were $76,848,000, $68,252,000, and $64,015,000 in fiscal 1997, 1996, and 1995, respectively. Sales to Sears and Kmart, the Company's two largest customers, together accounted for 28.4%, 33.4%, and 29.3% of total sales in fiscal 1997, 1996, and 1995, respectively.

Pre-Press Services

  Pre-press services include strategic planning, creative and editorial design services, electronic preparation and management of type and color images, and final composition on film or electronic media. Such media is then used by the Company's customers to make offset printing plates and gravure cylinders or to store digital information for future reference or create interactive multimedia whether on CD-ROM or the World Wide Web. These services are performed for commercial customers (advertising and financial materials, newspaper inserts, retail, industrial, and commercial catalogs, directories, buyers' guides, annual reports, and brochures) and publishers (textbooks, tradebooks, magazines, directories, and encyclopedias).

  Various types of computers are used to compose type and graphics which are output via lasers onto film or electronic media. The Company believes that Black Dot Group, through the enhancement of off-the-shelf software or its own internally developed applications software, has a distinct competitive advantage in its ability to compose type and create fonts and graphics to meet customer demands. Black Dot Group also has the expertise to adapt the configuration of its computer hardware and software to meet the requirements of its customers. The Company believes that Black Dot Group is a leader in the industry in the ability to transform and manipulate data generated by customers into a variety of formats flexible enough to be utilized in any media, be it print, CD-ROM, or the World Wide Web.

  In color separation, original artwork, photographs, or film transparencies are electronically scanned and separated into the four primary printing colors (yellow, magenta, cyan, and black) and the image is output on either film or electronic media. This output is used to prepare the printing plates for offset printing, the cylinders employed in the gravure printing process, or to store digital information for future reference or create interactive multimedia whether on CD-ROM or the World Wide Web. Black Dot Group uses various electronic laser color scanners, including Hell, to digitize the primary colors into the correct format for page-assembly on PC- or Mac-based systems. These systems utilize a high-resolution color monitor to enable an operator to perform all page-assembly functions and necessary color corrections and alterations.

  As subsidiaries of Black Dot Group, Ambrosi & Associates, Inc., ABD Group, Inc., Meridian Retail, Inc., and Nobart, Inc. offer fully integrated advertising production services including strategic planning, creative design, copywriting, photography (conventional and digital), color separation, image management, and final page composition to key accounts in Chicago, Troy, and other major U.S. cities. Using a variety of computer-based systems, operating efficiencies are achieved by completing the linkage from creation to printed products. These services are performed for retail customers and include newspaper inserts, pre-print circulars, mailers, catalogs, collateral material, and in-store signage.

  Proof Positive/Farrowlyne Associates, Inc. specializes in the design and editorial development of pupils' textbooks, teachers' manuals, workbooks, videos, and other ancillary educational materials primarily for the school market.

  Ahrens Interactive, Inc. (now Taproot Interactive, Inc.) is a developer of interactive multimedia products and services along with Internet Web-site development for the corporate, retail, advertising, and publishing markets.

  Black Dot Group markets its services primarily to commercial customers and publishers through its direct salesforce which at March 31, 1997 consisted of 152 persons, 37 in field sales and 115 in support functions, including customer service.

  Services to retail advertising customers of Black Dot Group, including Sears and Kmart, represent a significant component of Black Dot Group's total revenues. The loss of any of Black Dot Group's significant retail advertising customers or a significant change in their advertising strategies could have a material adverse effect on the Company. The Company believes that Black Dot Group's relations with all of its retail advertising customers are excellent as evidenced by the willingness of those customers to store significant amounts of their retail advertising art with Black Dot Group and by their choice of Black Dot Group as the provider of substantially all of their newspaper advertising (ROPs and inserts) production needs. In addition, five-year contract extensions were negotiated last year with the Company's two major retail clients, Sears and Kmart.

Printing Services

  The Company's Graftek subsidiary provides magazine manufacturing services primarily in connection with the printing, binding, and fulfillment of trade and special-interest magazines and related work. Graftek also engages in commercial printing. Trade and special-interest magazine publishers generally contract for their printing for a three-to-five-year period.
At March 31, 1997 Graftek's magazine list included 113 titles, 82% of which were under contract with 38 publishers. Graftek specializes in magazine printing runs ranging from 5,000 to 250,000 copies. The Company's current capacity is approximately 130,000,000 magazine copies per year. Graftek's equipment includes:

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

   Bindery and Mailing Equipment

      Quantity Description

        1     Perfect binding line
        6     Selective saddle binding lines with in-line
               mailing and inside/outside ink-jet system
        1     Selective perfect binding line with in-line
               mailing and inside/outside ink-jet system
        1     Polybag mailing line
        1     In-line/offline polybag mailing line
        4     Free-standing mailing lines

  Graftek also maintains equipment which is used for pre-press and platemaking work associated with printing. The Company believes that Graftek's equipment is state of the art.

  Graftek's services are primarily sold to publishers of trade and special-interest magazines by a direct salesforce which, at March 31, 1997, consisted of 39 persons, 9 in field sales and 30 in support functions, including customer service.

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

  Portal's product lines include posters, art reproductions, notecards, greeting cards, calendars, and related products. The product selection is extensive, with appeal to a broad spectrum of customers. The company believes that its marketing strategy of offering a broad line of products at moderate prices enables it to sell to a large and stable customer base. Since Portal's product lines are intended to be carried by its customers for many years, it believes that its in-store service program is critical to its selling success. The Winn Devon Art Group carries a higher quality product line which consists of fine art reproductions, limited edition prints, imprints, and monoprints. Winn Devon's upscale poster line is directed at the market segment between that of Portal and Winn Devon's higher quality products while its other offerings are sold primarily to galleries, designers, and institutional customers requiring higher quality art. Portal Publications, Ltd. (U.K.) is primarily a fulfillment and distribution center for Portal's product lines in the U.K., while Portal Aird Publications Pty. Ltd. is a key distributor in Australia.

  Portal purchases the rights to publish photographs and artwork which are either in the artists' stock or are commissioned specifically for Portal's products. Images are also obtained from the public domain primarily through photo libraries. Commissioned works are assigned to a Portal art director for creation of a product that can be marketed through Portal's distribution network. Winn Devon's images are provided primarily by artists, many of whom are under contract, or licensed from museums. Devon Publishing Group also distributes posters and prints of other publishers. Devon Publishing Group's current titles approximate 3,100 art prints and posters, 560 limited edition prints, uniques, and monoprints, 800 notecards, 160 calendars, and 1,400 greeting cards.

  Portal's products are printed by a number of companies which are selected based upon their quality, ability to deliver, and price. Both domestic and foreign printers are utilized. After Portal's products are printed, they are delivered to its warehouse facility in Hayward, California for distribution. Posters and prints are shipped shrink-wrapped, rolled, or flat depending upon customer orders, which are consolidated at the warehouse facility and shipped directly to them. Winn Devon utilizes several domestic and foreign printers to meet its printing requirements. Fine art reproductions, imprints, monoprints, and a portion of the limited edition art are provided by outside artists. Winn Devon's products are shipped from the Seattle warehouse.

  Portal's products are sold to customers such as gift shops, bookstores, import stores, department stores, multistore chains, mass-market merchants, card shops, framers, and other specialty-type stores by both independent, multiline representatives and Portal-employed sales personnel. Winn Devon's products are sold principally to fine art galleries, interior designers, and directly to certain institutional customers (e.g. hotel chains) by both company and independent multiline representatives. In fiscal 1997 approximately 66% of Devon Publishing Group's sales were made by company-employed sales personnel with independent, multiline representatives and house accounts providing 22% and 12%, respectively. At March 31, 1997 Devon Publishing Group had a salesforce of 118 employee representatives and 39 independent, multiline representatives as well as 38 company employees in sales support functions, including customer service.

  Devon Publishing Group had export sales of $8,592,000, $6,904,000, and $5,760,000 in fiscal 1997, 1996, and 1995, respectively. Such sales accounted for approximately $926,000, $601,000, and $457,000 of pretax operating profits in fiscal 1997, 1996, and 1995, respectively. These sales were made to various countries including Argentina, Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Holland, Hong Kong, Italy, Japan, New Zealand, Norway, Phillippines, Saudi Arabia,

Singapore, Spain, Taiwan, and the United Kingdom. In addition, Devon Publishing Group has licensing agreements with publishers and distributors in Australia, France, Germany, Holland, Japan,
Switzerland, and the United Kingdom. Related royalties in fiscal 1997 were approximately $395,000, approximately 27% of which were from the United Kingdom.

Backlog

  At March 31, 1997 and 1996, Devon Group, Inc. in its entirety had a backlog of unfinished work aggregating approximately $18,300,000 and $17,300,000, respectively, almost all of which was attributable to Black Dot Group's operations. Generally, the Company's backlog work is completed within a six-month period.

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

Employees

  At March 31, 1997 the Company employed approximately 2,230 persons, 166 of whom were covered by a collective bargaining contract relating to Portal's Hayward warehouse. The bargaining unit is not affiliated with any union. The Company has not experienced any work stoppage in over 18 years and believes its employee relations are satisfactory.

Acquisitions

  In fiscal 1996 the Company acquired Proof Positive/Farrowlyne Associates, Inc., and Nobart, Inc. In fiscal 1995 the Company acquired Taproot Interactive, Inc. and a 50% interest in Portal Aird Publications Pty. Ltd. Information regarding these acquisitions appears in Note 4 of "Notes to Consolidated Financial Statements" in the accompanying Annual Report to Shareholders, which information is incorporated by reference in this report.

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

Chicago, Illinois            Black Dot Group   Photography facilities

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

Woodstock, Illinois          Graftek Press     Warehousing, fulfillment,
                                               and office facilities

Crystal Lake, Illinois       Graftek Press     Magazine printing and office
                                               facilities

Elkhorn, Wisconsin           Graftek Press     Magazine printing, fulfillment,
                                               and office facilities

Carpentersville, Illinois    Graftek Press     Printing, fulfillment, and
                                               office facilities

Novato, California      Devon Publishing Group Administrative and art
                                               publication facilities

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

Chicago, Illinois           Black Dot Group    Creative design,
                                               copywriting, and
                                               photography facilities

Chicago, Illinois           Black Dot Group    Interactive multimedia
                                               development and office
                                               facilities

Troy, Michigan              Black Dot Group    Creative design,
                                               copywriting, and
                                               photography facilities

Miami, Florida              Black Dot Group    Creative design,
                                               copywriting, and
                                               photography facilities

Los Angeles, California     Black Dot Group    Creative design,
                                               copywriting, and
                                               photography facilities

Evanston, Illinois          Black Dot Group    Editorial and creative
                                               facilities

Hayward, California     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

Seattle, Washington     Devon Publishing Group Warehousing, office, and
                                               distribution facilities

Corte Madera, CaliforniaDevon Publishing Group Administrative and art
                                               publication facilities

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

Item 4  Submission of Matters to a Vote of Security Holders

  None

                                PART II

Item 5  Market for the Registrant's Common Equity and Related
Stockholder Matters

  The approximate number of equity security holders of record at March 31, 1997 and 1996 was as follows:
                                                     1997    1996

        Common Stock, $.01 par value                  128     127

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

Item 8  Financial Statements and Supplementary Data

  The consolidated financial statements and the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP dated May 8, 1997, appearing on pages 34 through 44 of the accompanying Annual Report to Shareholders are incorporated by reference in this Report.

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

Executive Officers of the Registrant

                                                            Served As
Name                   Title                        Age   Officer Since

Marne Obernauer, Jr.   Chairman and Chief Executive
                         Officer                     53       1975

John W. Dinzole        President and Chief Operating
                         Officer                     69       1969

Marne Obernauer        Chairman of the Executive
                         Committee of the Board
                         of Directors                78       1971

Bruce K. Koch          Executive Vice President,
                         Operations and Finance and
                         Chief Financial Officer     50       1980


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

                                PART IV


Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) 1.   Financial Statements

         Consolidated financial statements of the Company and its subsidiaries and the related notes thereto, together with the report thereon of KPMG Peat Marwick LLP, dated May 8, 1997, appearing on pages 34 through 44 of the accompanying Annual
    Report to Shareholders are incorporated by reference in this Report.


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



     DEVON GROUP, INC.


     Bys/Marne Obernauer, Jr.
       Marne Obernauer, Jr.
       Chairman and Chief Executive Officer, Director

     Date: June 27, 1997


     Pursuant to the requirement of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     s/Marne Obernauer, Jr.
     Marne Obernauer, Jr.
     Chairman and Chief Executive Officer, Director

     Date: June 27, 1997


     s/John W. Dinzole
     John W. Dinzole
     President and Chief Operating Officer, Director

     Date: June 27, 1997


     s/Bruce K. Koch
     Bruce K. Koch
     Executive Vice President, Operations and Finance and Chief Financial Officer
     (Principal Financial Officer)

     Date: June 27, 1997


     s/Robert H. Donovan
     Robert H. Donovan
     Senior Vice President, Finance and Treasurer
     (Principal Accounting Officer)

     Date: June 27, 1997
     s/Robert S. Blank
     Robert S. Blank
     Director

     Date: June 27, 1997





     s/William G. Gisel
     William G. Gisel
     Director

     Date: June 27, 1997





     s/Thomas J. Harrington
     Thomas J. Harrington
     Director

     Date: June 27, 1997





     s/Marne Obernauer
     Marne Obernauer
     Chairman of the Executive Committee, Director

     Date: June 27, 1997





     s/Edward L. Palmer
     Edward L. Palmer
     Director

     Date: June 27, 1997

Selected Financial Data for Five Years                     Devon Group, Inc.



Years ended March 31,               1997    1996     1995     1994     1993

($ in thousands except
 per share data)

Operations

Sales                             $264,388 $248,973 $225,682 $190,840 $171,998

Income from continuing operations $ 21,328 $ 24,031 $ 19,301 $ 13,210 $ 10,262

Income from discontinued
  operations                           -        -      2,206      -        -

  Net income                      $ 21,328 $ 24,031 $ 21,507 $ 13,210 $ 10,262


Per Share Data

Income per common share:

  Continuing operations           $   2.90 $   3.27 $   2.64 $   1.83 $   1.43

  Discontinued operations              -        -        .30      -        -

  Net income                      $   2.90 $   3.27 $   2.94 $   1.83 $   1.43



Financial Position

Working capital                   $ 79,625 $ 66,575 $ 43,190 $ 29,952 $  8,128

Total assets                       172,860  156,426  133,436  122,556  107,528

Long-term debt                       2,008    2,113    2,402   13,923    2,344

Stockholders' equity               131,081  112,958   88,153   65,587   51,802

             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Results of Operations

Sales:

Fiscal 1997 sales increased by $15,415,000, or 6.2%, compared to fiscal 1996, and fiscal 1996 sales increased by $23,291,000, or 10.3%, versus fiscal 1995, with each of the Company's subsidiaries contributing to these increases.

Pre-press

Overall revenues for Black Dot Group increased $6,484,000, or 5.1%, in fiscal 1997 due primarily to increased creative, design, photographic, and composition services provided to new retail advertising and catalog customers and incremental revenues from Nobart and PP/FA, businesses acquired during fiscal 1996. Partially offsetting these gains were lower billings to our major retail customers resulting from price concessions made in connection with five-year contract extensions which were signed at the end of fiscal 1996. In fiscal 1996, revenues increased $17,560,000, or 16.2%, mostly due to increased levels of creative, design, photographic, and composition services provided to retail advertising customers. Increased sales resulting from acquisitions made in fiscal 1996 and 1995 were partially offset by a decline in textbook-related revenues.

Publishing

Devon Publishing Group's sales increased $8,596,000, or 12.6%, in fiscal 1997 versus the prior year, reflecting increases at both Portal Publications and The Winn Devon Art Group. At Portal, sales of cards were especially strong reflecting the success of the Anne Geddes imagery, incremental revenues from the fiscal 1997 introduction of the Boynton line, and the addition of die-cut postcards. The introduction of photo albums during the third quarter also added incremental revenues. While sales of matted product approximated prior year, sales of Portal posters/prints were lower. At The Winn Devon Art Group, an increase in revenues from the upscale Devon Editions poster line was partially offset by reduced framing revenues. In fiscal 1996 revenues increased $4,237,000, or 6.6%, as increased sales of Portal Publications' cards and matted product were partially offset by a decline at The Winn Devon Art Group and the absence of Regency House which was sold during the third quarter of fiscal 1995.

Printing

Graftek's sales increased $335,000, or 0.6%, in fiscal 1997 primarily due to higher commercial printing revenues and work for catalog publishers as page counts were not a factor. During fiscal 1996, despite continued pricing pressures and a nominal growth in page count, revenues increased $1,494,000, or 2.8%, primarily due to increased paper sales.

Gross Profit:

Gross profit decreased by $827,000 for the fiscal year ended March 31, 1997 to $99,149,000, or 37.5%, as a percentage of sales compared to 40.2% for the prior year. The decrease is primarily due to a reduction at the pre-press subsidiary partially offset by an improvement in the magazine printing business. The gross profit margin in the publishing subsidiary remained in line with the prior year, despite an increase in the level of, and reserve for, returns and allowances attributable to its increased focus on mass-market merchants. The decline at the pre-press subsidiary resulted primarily from increased costs associated with the transition of Nobart into the Black Dot Group, higher outside service costs related to new retail advertising customers, expenditures related to development of the interactive multimedia business, and the effects of price concessions. The improvement at the magazine printing business is primarily due to lower material costs. Gross profit increased $10,136,000 in fiscal 1996 to $99,976,000, 40.2% of sales compared to 39.8% in fiscal 1995. Gross profit margins at both the pre-press and printing subsidiaries were virtually unchanged, while margins at the Company's publishing subsidiary improved, reflecting a reduction in inventory obsolescence charges, material costs, and improved operating leverage as a result of increased volume.

Selling, General, and Administrative Expenses:

Selling, general, and administrative (SG&A) expenses as a percentage of sales were 25.1% for the fiscal year ended March 31, 1997 versus 24.9% the prior year. The increase is primarily the result of higher royalties in the publishing subsidiary, reflecting the popularity of licensed imagery and higher costs in the pre-press subsidiary attributable to the fiscal 1996 acquisitions of Nobart and PP/FA, partially offset by a reduction in incentive compensation expense. SG&A expenses decreased in fiscal 1996 to 24.9% of sales versus 25.4% for the prior year. This improvement reflects an increase in noncommissionable sales at each of the Company's subsidiaries, partially offset by increased incentive compensation expense and expenses related to a retail magazine on CD-ROM test-marketed beginning in the third quarter of fiscal 1996.

Interest Income (Expense), net:

Net interest income was $1,197,000 in fiscal 1997 and $752,000 in fiscal 1996 compared to net interest expense of $513,000 in fiscal 1995. During fiscal 1997, interest income increased to $1,375,000 from $964,000 reflecting higher levels of short-term investments, while interest expense decreased $34,000 to $178,000. During fiscal year 1996, interest income increased to $964,000 from $163,000 reflecting an increase in short-term investments. Interest expense was $212,000 in fiscal 1996 compared to $676,000 in fiscal 1995, reflecting the repayment of all borrowings under the Company's bank line of credit during the fourth quarter of fiscal 1995.

Other Income, net:

Other income, net for fiscal 1997 was comparable to fiscal 1996 as increased sublicense and other income at the publishing group offset lower scrap paper revenues at the printing subsidiary. Other income, net for fiscal 1995 included a charge of $415,000 related to the sale of the publishing subsidiary's contract art and framing operations.

Income Taxes:

The effective income tax rate was 39.4% in fiscal 1997, 40.0% in fiscal 1996, and 41.0% in fiscal 1995.

Net Income:

As a result of an increase in cost of sales and SG&A expenses, partially offset by higher interest income, income from continuing operations decreased $2,703,000, or 11.2%, to $21,328,000, or $2.90 per share, in fiscal 1997. During fiscal 1996, as a result of increased operating, interest, and other income and reduced interest expense versus the prior year, income from continuing operations increased $4,730,000, or 24.5%, to $24,031,000, or $3.27 per share.

In fiscal 1998, the Company will adopt SFAS No. 128 "Earnings Per
Share." Had SFAS No. 128 been in effect for fiscal 1997, "basic" and "diluted" earnings per share would have been $2.90 and $2.85, respectively.

Liquidity and Capital Resources

The Company generated cash from operations of $20,293,000, $25,549,000, and $34,438,000 in fiscal 1997, 1996, and 1995, respectively. The decrease in fiscal 1997 is primarily due to lower net income and increased working capital requirements. Such increased working capital requirements resulted primarily from a higher inventory backlog in the pre-press subsidiary and higher levels of both inventory and accounts receivable in the publishing subsidiary as it expands business with mass-market merchants. In fiscal 1997, cash provided by continuing operations was primarily used to fund capital expenditures and purchase 174,500 shares of treasury stock, with the balance invested in short-term, low-risk investments. In fiscal 1996, these funds were used primarily to fund capital expenditures, acquire Proof Positive/Farrowlyne Associates, Inc. and Nobart, Inc., and purchase 50,000 shares of treasury stock, with the balance invested in short-term, low-risk investments.

Capital expenditures of approximately $27,000,000 are planned for fiscal 1998 generally for new equipment to expand/enhance operations and maintain the Company's technological leadership. Approximately $15,000,000 of this amount is for a new press which is expected to improve the operating efficiency and competitive position of the printing subsidiary and $4,000,000 will be used to acquire a headquarters building for Portal Publications and Devon Publishing Group. In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market. Under this authorization, 174,500 and 50,000 shares were purchased in fiscal 1997 and 1996, respectively. Management anticipates that existing cash, cash equivalents, and cash generated by operations will provide sufficient funding for its purposes. Operating cash flows can be supplemented, if required, through utilization of the Company's $35,000,000 bank credit facility. Excess cash will be invested in short-term, low-risk investments.

Consolidated Statements of Income                          Devon Group, Inc.



Years ended March 31,                              1997      1996      1995

($ in thousands except per share data)

Sales                                          $264,388  $248,973  $225,682

Operating costs and expenses:
 Cost of sales                                  165,239   148,997   135,842
 Selling, general, and administrative            66,465    62,011    57,228
Income from operations                           32,684    37,965    32,612

Interest income (expense), net                    1,197       752      (513)
Other income, net                                 1,298     1,335       615


Income from continuing operations
 before income taxes                             35,179    40,052    32,714
Provision for income taxes                       13,851    16,021    13,413

Income from continuing operations                21,328    24,031    19,301
Income from discontinued operations                   -         -     2,206
   Net income                                  $ 21,328  $ 24,031  $ 21,507

Income per common share:
 Continuing operations                         $   2.90  $   3.27  $   2.64
 Discontinued operations                              -         -       .30
   Net income                                  $   2.90  $   3.27  $   2.94



See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets                                Devon Group, Inc.

March 31,                                                    1997      1996

($ in thousands)

Assets

Current assets:
  Cash and cash equivalents                              $ 29,443  $ 27,749
  Receivables, less allowance for doubtful
    accounts of $2,206 in 1997 and $2,477 in 1996          44,837    39,629
  Inventories, at lower of cost or market:
    Raw materials                                           1,877     2,726
    Work-in-process                                        19,453    15,115
    Finished goods                                          3,453     2,486
      Total inventories                                    24,783    20,327
  Deferred income tax benefits                              3,743     3,430
  Prepaid expenses and other current assets                 7,305     6,079
      Total current assets                                110,111    97,214

Property, plant, and equipment, net                        54,348    51,522
Deferred charges and other assets                           1,882     1,111
Excess of cost over fair value of net assets acquired       6,519     6,579
                                                         $172,860  $156,426

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                 $     92  $    110
  Accounts payable                                          9,054     9,439
  Accrued expenses                                          9,992     9,963
  Accrued compensation                                      9,815     9,493
  Income taxes                                              1,533     1,634
     Total current liabilities                             30,486    30,639

Long-term debt, excluding current installments              1,916     2,003
Deferred and other compensation                             5,005     6,413
Deferred income taxes                                       4,372     4,413

Stockholders' equity:
  Common stock, $0.01 par value.  Authorized
    30,000,000 shares; issued 8,383,317 shares
    in 1997 and 8,304,317 in 1996                              84        83
  Additional paid-in capital                               35,658    34,538
  Retained earnings                                       112,334    91,006
                                                          148,076   125,627
  Less: 1,099,500 shares of common stock held
        in treasury, at cost, at March 31, 1997
        and 925,000 at March 31, 1996                     (16,995)  (12,669)
      Total stockholders' equity                          131,081   112,958
                                                         $172,860  $156,426


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows                      Devon Group, Inc.
Years ended March 31,                              1997      1996      1995

($ in thousands)

Operating activities:

  Income from continuing operations            $ 21,328  $ 24,031  $ 19,301
  Adjustments to reconcile income to net
    cash provided by operating activities:
     Depreciation and amortization               11,969    11,192    10,984
     Provision for doubtful accounts                647       890     1,084
     Loss on disposal of facility                     -         -       415
  Changes in assets and liabilities, net of the
    effects of purchases and disposition of
    subsidiaries:
     Receivables                                 (5,855)   (7,854)    4,027
     Inventories                                 (4,456)   (1,186)   (3,136)
     Deferred charges and other assets           (1,997)   (1,215)     (179)
     Accounts payable                              (385)      519    (1,650)
     Accrued expenses                                29    (1,443)    2,748
     Accrued compensation                           322       586       572
     Income taxes                                   453      (622)    2,000
     Deferred income taxes                         (354)     (557)   (1,872)
     Deferred and other compensation             (1,408)    1,208       144
  Net cash provided by operating activities      20,293    25,549    34,438

Investing activities:

  Capital expenditures                          (14,335)   (8,879)   (7,418)
  Payments for purchases of subsidiaries,
    net of cash acquired                           (400)   (5,109)     (516)
  Net cash used in investing activities         (14,735)  (13,988)   (7,934)

Financing activities:

  Purchase of treasury stock                     (4,326)   (1,294)        -
  Proceeds from long-term borrowings                  -         -    12,129
  Payments of long-term debt                       (105)     (289)  (23,850)
  Proceeds from the exercise of stock options       567       806       576
    and other
  Net cash used in financing activities          (3,864)     (777)  (11,145)
Net increase in cash and cash equivalents         1,694    10,784    15,359
Cash and cash equivalents, beginning of year     27,749    16,965     1,606

Cash and cash equivalents, end of year         $ 29,443  $ 27,749  $ 16,965



See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity               Devon Group, Inc.



                                    Additional
                              Common Paid-in  Retained   Treasury
Years ended March 31, 1997,    Stock Capital  Earnings    Stock     Total
    1996, 1995

($ in thousands)

Balances at March 31, 1994     $ 81 $ 31,413 $  45,468 $ (11,375) $  65,587
Exercise of stock options
  and other                       1    1,058         -         -      1,059
Net income                        -        -    21,507         -     21,507

Balances at March 31, 1995       82   32,471    66,975   (11,375)    88,153
Purchase of treasury stock        -        -         -    (1,294)    (1,294)
Exercise of stock options
  and other                       1    2,067         -         -      2,068
Net income                        -        -    24,031         -     24,031

Balances at March 31, 1996       83   34,538    91,006   (12,669)   112,958
Purchase of treasury stock        -        -         -    (4,326)    (4,326)
Exercise of stock options
  and other                       1    1,120         -         -      1,121
Net income                        -        -    21,328         -     21,328

Balances at March 31, 1997     $ 84 $ 35,658 $ 112,334 $ (16,995) $ 131,081


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements



Years ended March 31, 1997, 1996, and 1995



 1   Summary of Significant
     Accounting Policies

     (a) Basis of Presentation: The consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Publications Pty. Ltd. (Portal Aird) which is 50% owned. All significant intercompany transactions are eliminated in consolidation.

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

     (e) Income Taxes: The provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. The cumulative effect on deferred taxes of changes in corporate income tax rates is recognized as an adjustment to income tax expense. The Company and its U.S. subsidiaries file a consolidated Federal income tax return.

     (f) Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

     (g) Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, the Company considers all cash funds and short-term investments with original maturities of three months or less to be cash equivalents. At March 31, 1997 and 1996, the Company had $18,498,000 and $23,735,000, respectively, invested in U.S. government securities under agreements to resell on April 1, 1997 and 1996, respectively. The market value of the underlying securities approximated their carrying value. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held by financial institutions. Additionally, at March 31, 1997, the Company had $9,961,000 in U.S. Treasury bills with a maturity date of April 3, 1997.

     (h) Stock-based Compensation: In fiscal 1997 the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation," regarding disclosure of pro forma information for stock compensation which is included in Note 11. As is allowed by Statement No. 123, the Company will continue to measure compensation expense using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

     During the years ended March 31, 1997, 1996, and 1995, sales to the Company's two largest customers amounted to $75,100,000, $83,035,000, and $66,193,000, respectively.


 3   Stockholders' Equity

     In fiscal 1997 and 1996, 79,000 and 100,500 stock options, respectively, were exercised at prices between $5.00 and $16.75 per share (see Note 11). In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. Under this authorization, 174,500 shares were acquired by the Company during fiscal 1997, and 50,000 shares were acquired during fiscal 1996.


 4   Acquisitions and Dispositions

     In fiscal 1996, the Company acquired two businesses, Proof Positive/Farrowlyne Associates, Inc. (PP/FA), and Nobart, Inc. (Nobart). PP/FA was acquired effective July 31, 1995 for $4,000,000 in cash and earnings-related, contingent consideration, $400,000 of which has been earned and paid to date. Located in Evanston, Illinois, PP/FA is a provider of editorial and creative services to the publishing industry, primarily in the educational sector. The purchase price exceeded the fair value of net assets acquired by $3,770,000, including the additional contingent consideration. Nobart, acquired effective March 1, 1996, is a full-service design, art, photography, and production studio located in Chicago, Illinois. The purchase price of $1,217,000 was equal to the net book value of assets acquired.

     In fiscal 1995, the Company acquired Ahrens Interactive, Inc. (now Taproot Interactive, Inc.) and a 50% interest in Portal Aird. Taproot, which is located in Chicago, Illinois, is a developer of interactive multimedia products and services for the corporate, retail, advertising, and publishing markets. Located in Adelaide, South Australia, Portal Aird is a distributor of cards, stationery, and related products. This investment is accounted for using the equity method. During the third quarter of fiscal 1995 the Company sold the publishing subsidiary's contract art and framing operation located in Decatur, Georgia. The sale resulted in a charge of $415,000 which is included in "Other income, net" on the accompanying consolidated statements of income.

     All of the aforementioned acquisitions were accounted for as purchases. The cumulative excess of cost over the fair value of net assets acquired (goodwill) was recorded on the consolidated balance sheets. Goodwill amortization charged to operations for the years ended March 31, 1997, 1996, and 1995 was $460,000, $366,000, and
     $207,000, respectively. As of March 31, 1997 and 1996, the balance of accumulated amortization was $2,310,000 and $1,850,000, respectively.

     Effective December 18, 1990, the Company announced its intention to withdraw from the financial printing business and a reserve was established to provide for the related costs of the discontinuance. During the fourth quarter of fiscal 1995, the Company recorded net income of $2,206,000 related to the favorable resolution of certain liabilities that were recorded in fiscal 1991 for the discontinuance of the financial printing business.

 5   Income Taxes

     The income tax provisions for the years ended March 31, 1997, 1996, and 1995 follow:


     ($ in thousands)                           Current  Deferred    Total

     1997   Federal                             $11,710  $  (377)  $11,333
            State                                 2,495       23     2,518
            Total                               $14,205  $  (354)  $13,851

     1996   Federal                             $13,651  $  (435)  $13,216
            State                                 2,927     (122)    2,805
            Total                               $16,578  $  (557)  $16,021

     1995   Federal                             $12,816  $(1,435)  $11,381
            State                                 2,469     (437)    2,032
            Total                               $15,285  $(1,872)  $13,413




     Income tax provisions vary from the amounts which would have been computed by applying the applicable U.S. statutory Federal income tax rate to income before taxes. The primary reasons for the differences between the expected and effective rates stated as a percent of pretax income are as follows:


                                                   1997      1996     1995

     Computed "expected" tax expense              35.0%     35.0%    35.0%
     Increase (decrease)in taxes resulting from:
       State income taxes, net of
         Federal income tax benefit                4.7       4.6      4.0
       Other                                       (.3)       .4      2.0
                                                  39.4%     40.0%    41.0%

     The actual amounts of income taxes paid during the years ended March 31, 1997, 1996, and 1995 were $14,331,000, $17,167,000, and
     $13,288,000, respectively.

     The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are presented below:

     ($ in thousands)                                        1997      1996

     Deferred tax assets:
      Deferred compensation                               $ 2,647   $ 2,992
      Inventory                                             1,562     1,352
      Accounts receivable                                     623       752
      Other                                                   750       894
        Total deferred tax assets                           5,582     5,990

     Deferred tax liabilities:
      Accelerated depreciation                             (5,318)   (5,882)
      Prepaid expenses                                       (849)   (1,038)
      Other                                                   (44)      (53)
        Total deferred tax liabilities                     (6,211)   (6,973)
     Net deferred tax liability                           $  (629)  $  (983)

     The Company believes that no valuation allowance is necessary for deferred tax assets based on its estimate that it is more likely than not that future taxable income will be sufficient to offset the expenses to which the deferred tax assets relate.

6    Income Per Share

     Income per common share is computed on the basis of weighted average shares outstanding during the year adjusted for common stock equivalents on the assumption that dilutive stock options were exercised at the beginning of the year with applicable proceeds used to purchase treasury stock at the average market price. The weighted average number of common shares included in this calculation for the years ended March 31, 1997, 1996, and 1995 was 7,360,235, 7,339,951,
     and 7,303,231, respectively. Options outstanding were not included in the computations of net income per share as their effect was not material. In fiscal 1998, the Company will adopt SFAS No. 128 "Earnings Per Share." Had SFAS No. 128 been in effect for fiscal 1997, "basic" and "diluted" earnings per share would have been $2.90 and $2.85, respectively.

7    Property, Plant, and Equipment

     A summary of property, plant, and equipment at March 31, 1997 and 1996, at cost, follows:

     ($ in thousands)                                        1997      1996

     Land                                                $  2,009  $  1,939
     Buildings and improvements                            26,789    24,507
     Leasehold improvements                                 2,744     2,707
     Furniture, fixtures, and equipment                   107,208    99,544
                                                          138,750   128,697
     Less accumulated depreciation and amortization        84,402    77,175
       Net property, plant, and equipment                $ 54,348  $ 51,522

8    Long-term Debt

    The following is a summary of long-term debt at March 31, 1997 and 1996:

     ($ in thousands)                                        1997      1996

     Revolving credit facility (a)                       $      -  $      -
     6.5% IDA bond (b)                                        900       900
     Miscellaneous notes payable (c)                        1,108     1,213
                                                            2,008     2,113
     Less current installments                                 92       110
                                                         $  1,916  $  2,003


     Annual maturities of long-term debt for the next five fiscal years are $92,000 per year. Interest paid for the years ended March 31, 1997, 1996, and 1995 was $163,000, $195,000, and $649,000, respectively.

     (a) The Company's $35,000,000 revolving credit facility extends through April 1, 2000, is unsecured, and provides interest rate options no less favorable than prime and generally based upon a competitively bid "auction" rate. Under the facility agreement, the Company pays fees which range from .100 to .250 on various portions of the revolving credit facility. At March 31, 1997, the Company had no outstanding balance under this agreement.

     (b) The 6.5% IDA bond is payable in full on August 1, 2004 and is secured by real estate.

     (c) The Company has various acquisition-related notes payable at interest rates ranging from 7.5% to 10.0%.

 9   Lease Commitments

     At March 31, 1997, minimum rental payments due under operating leases in subsequent fiscal years were as follows: 1998, $3,467,000; 1999, $2,403,000; 2000, $1,531,000; 2001, $785,000; 2002, $445,000; and
     later years, $126,000.

     Total rental expense for the years ended March 31, 1997, 1996, and 1995 was $4,389,000, $3,631,000, and $3,027,000, respectively.

     Most of the Company's leases are for facilities and provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased properties. Management expects that, in the normal course of business, leases which expire will be renewed or replaced by other leases.

10   Profit Sharing, Pension, and Bonus Plans

     The Company has various profit sharing and pension plans covering substantially all employees who meet eligibility requirements.
     Amounts contributed to profit sharing plans are at the discretion of the appropriate subsidiary's Board of Directors. Benefits for pension plans accrue and are vested based on compensation levels and years of service. The amounts charged to operations for all plans combined for the years ended March 31, 1997, 1996, and 1995 were $2,755,000,
     $2,454,000, and $2,483,000, respectively.

     The Company has various bonus plans covering key corporate and subsidiary personnel. The amounts charged to operations under all bonus plans for the years ended March 31, 1997, 1996, and 1995 were $2,490,000, $4,866,000, and $4,206,000, respectively.

11   Stock Option Plans

     The Company has three stock option plans which provide for the grant of nonqualified stock options to employees and certain directors. As of March 31, 1997, 927,500 options were outstanding with exercise prices ranging from $5.00 to $34.25 per share with 241,000 exercisable at a weighted average exercise price of $17.34. As of March 31, 1997, there were no options available for future grants under the Company's existing stock option plans. Pursuant to the terms of the option agreements, options are exercisable in increments over five- or ten-year periods. A total of 927,500 shares are reserved for issuance under the option plans.

     The tables below summarize stock option activity and options outstanding for the years ended March 31, 1997, 1996, and 1995:

     Option Activity                               1997      1996      1995

     Options outstanding, beginning of year     851,500   532,000   621,000
     Options granted                            155,000   420,000         -
     Options exercised                          (79,000) (100,500)  (89,000)
     Options outstanding, end of year           927,500   851,500   532,000

     Weighted average fair value of
      options granted                            $ 7.74    $ 9.79         -

                                            Options    Expiration   Options
     Recap of Options Outstanding         Outstanding     Date    Exercisable
      at March 31, 1997

     $ 5.00 Exercise price                  58,000        8/97      58,000
     $10.63 Exercise price                   8,000        4/00           -
     $12.25 Exercise price                  33,000        5/98      12,000
     $16.75 Exercise price                 253,500       12/99     113,500
     $26.00 Exercise price                 155,000        7/02      15,500
     $34.25 Exercise price                 420,000        7/01      42,000
                                           927,500                 241,000


     The estimated fair value of stock options at the grant date using the Black-Scholes option-pricing model is used to compute pro forma net income and earnings per share in accordance with SFAS No. 123. The weighted average assumptions used for grants in fiscal 1997 include risk-free interest rates ranging from 6.25% to 6.62% and a volatility factor of 27.64%, while fiscal 1996 is based on risk-free interest rates of 5.94% to 6.19% and a volatility factor of 26.68%. The calculations for both fiscal 1997 and 1996 are based on expected lives of five years and a dividend yield of 0%. If compensation cost for the Company's stock-based compensation plans had been recognized in the income statements based on the fair value method, net income and earnings per share would have been reduced to pro forma amounts of $20,631,000, or $2.80, and $23,357,000, or $3.18, for fiscal years
     1997 and 1996, respectively.

12   Contingent Liabilities

     The Company, in the ordinary course of business, is contingently liable on pending lawsuits and claims. Based upon advice from legal counsel, management believes such pending items will not have a material effect on the Company's consolidated financial position or results of operations.

13   Quarterly Financial Information (unaudited)

     The quarterly results for the years ended March 31, 1997 and 1996 are summarized below:

($ in thousands except               First  Second   Third  Fourth   Fiscal
 per share data)                   Quarter Quarter Quarter Quarter     Year

1997
Sales                              $62,554 $68,389 $70,047 $63,398 $264,388
Gross profit                        23,331  27,124  26,183  22,511   99,149
Net income                           4,759   6,311   6,095   4,163   21,328
Income per common share (1)            .64     .85     .83     .57     2.90

1996
Sales                              $59,781 $63,449 $66,112 $59,631 $248,973
Gross profit                        23,909  28,135  25,630  22,302   99,976
Net income                           5,761   7,402   6,348   4,520   24,031
Income per common share (1)            .79    1.01     .86     .61     3.27



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


Market Price of Common Stock

The Company's stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "DEVN." The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:



Years ended March 31,                                1997              1996


Fiscal Quarter

First Quarter                             33 1/4 - 28 1/4     29 3/4 - 25 3/4
Second Quarter                            32 3/4 - 20 1/4     44     - 29
Third Quarter                             30     - 23 1/4     45 3/4 - 26 3/4
Fourth Quarter                            30     - 26         31 3/4 - 27

The approximate number of record holders of common stock at March 31, 1997 was 128. Based on previous communications with banks and securities dealers who hold the Company's stock in "street" name for individuals, the Company estimates that the number of holders of its common stock exceeds 500.

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

Independent Auditors' Report


The Board of Directors and Shareholders
Devon Group, Inc.:

We have audited the accompanying consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the respon-sibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Devon Group, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles.


s/KPMG Peat Marwick LLP
Stamford, Connecticut

May 8, 1997

                     Independent Auditors' Report






The Board of Directors and Shareholders
Devon Group, Inc.


Under date of May 8, 1997, we reported on the consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14(A)2 on page 11 of this document. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP
Stamford, Connecticut
May 8, 1997


                       DEVON GROUP, INC. AND SUBSIDIARIES
                                                                 Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED MARCH 31, 1997
                                ($ in thousands)


              COLUMN A           COLUMN B                 COLUMN C                   COLUMN D        COLUMN E
                                                          Additions
                                Balance at
           DESCRIPTION         Beginning of  Charged to Costs   Charged to Other    Deductions     Balance at End
                                  Period       and Expenses         Accounts                       of Period




Year ended March 31, 1995
 Allowance for doubtful accounts  $1,342          $1,084            $    -          $  574 (1)       $1,852
 Inventory reserves               $1,366          $1,323            $    -          $  815           $1,874

Year ended March 31, 1996
  Allowance for doubtful accounts $1,852          $  890            $    -          $  265 (1)       $2,477
  Inventory reserves              $1,874          $1,136            $    -          $1,278           $1,732

Year ended March 31, 1997
  Allowance for doubtful accounts $2,477          $  647            $    -          $  918 (1)       $2,206
  Inventory reserves              $1,732          $1,046            $    -          $1,334           $1,444


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





                                                       Percentage Voting
                                                       Securities Owned
                                    Organized Under    by its Immediate
                                      the Laws of          Parent

Black Dot Graphics, Inc.               Illinois            100.0
 Orent GraphicArts, Inc.               Nebraska            100.0
 Typo-Graphics, Inc.                   Florida             100.0
 Ambrosi & Associates, Inc.            Delaware            100.0
 ABD Group, Inc.                       Illinois            100.0
 Meridian Retail, Inc.                 Nebraska            100.0
 Taproot Interactive, Inc.             Delaware            100.0
 Proof Positive/Farrowlyne
  Associates, Inc.                     Illinois            100.0
 Nobart, Inc.                          Illinois            100.0
 West Coast Creative, Inc.             California          100.0
Graftek Press, Inc.                    Delaware            100.0
 Elkhorn Webpress, Inc.                Wisconsin           100.0
 Carlith Printing, Inc.                Delaware            100.0
Portal Publications, Ltd.              Delaware            100.0
 The Winn Art Group, Ltd.              Washington          100.0
 Portal Publications, Ltd. (U.K.)      United Kingdom      100.0
 Aird Imports Pty. Ltd.                Australia            50.0

                                                           Exhibit 23






                    Consent of Independent Auditors



The Board of Directors and Shareholders
Devon Group, Inc.


We consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-47939, 33-50060, 33-75060, and 33-
64181) of Devon Group, Inc. of our reports dated May 8, 1997, relating to the consolidated balance sheets of Devon Group, Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended March 31, 1997, which reports are included or incorporated by reference in the March 31, 1997 annual report on Form 10-K of Devon Group, Inc.




s/KPMG Peat Marwick LLP
Stamford, Connecticut
June 27, 1997