Form 10-Q
period 1997-06-30
DEVON GROUP INC
filed 1997-08-11
CIK 40542

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549



                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

       Class                       Outstanding as of August 4, 1997

     Common Stock                            7,283,817

                             PART I

                  Item 1 - Financial Statements

                        DEVON GROUP, INC.
           Condensed Consolidated Statements of Income
        For the three months ended June 30, 1997 and 1996
                           (Unaudited)

              (in thousands, except per share data)


                                                   1997         1996

Sales                                             $69,530      $62,554
Operating costs and expenses:
  Cost of sales                                    42,327       39,223
  Selling, general, and administrative             18,629       15,873
Income from operations                              8,574        7,458

Interest income, net                                  315          248
Other income, net                                     283          226

Income before income taxes                          9,172        7,932
Provision for income taxes                          3,669        3,173

Net income                                        $ 5,503      $ 4,759


Net income per common share                       $  0.76      $  0.64


Average common shares outstanding                   7,284        7,383












See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
              Condensed Consolidated Balance Sheets
             As of June 30, 1997 and March 31, 1997
         (in thousands, except share and per share data)

                                                 June 30,    March 31,
Assets                                             1997         1997
                                               (Unaudited)

Current Assets:
  Cash and cash equivalents                      $ 26,978     $ 29,443
  Receivables, less allowance for doubtful
     accounts of $2,310 at June 30, 1997
     and $2,206 at March 31, 1997                  47,953       44,837
  Inventories, at lower of cost or market:
   Raw materials                                    1,931        1,877
   Work-in-process                                 22,117       19,453
   Finished goods                                   3,070        3,453
     Total inventories                             27,118       24,783
  Deferred income tax benefits                      4,002        3,743
  Prepaid expenses and other current assets         5,371        7,305
     Total current assets                         111,422      110,111

Property, plant, and equipment, net                54,852       51,312
Deferred charges and other assets                   5,071        4,918
Excess of cost over fair value of net
  assets acquired                                   7,096        6,519
                                                 $178,441     $172,860

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of long-term debt         $     92     $     92
  Accounts payable                                  7,685        9,054
  Accrued expenses                                  9,326        9,992
  Accrued compensation                              8,095        9,815
  Income taxes                                      4,963        1,533
     Total current liabilities                     30,161       30,486

Long-term debt, excluding current installments      1,897        1,916
Deferred and other compensation                     4,984        5,005
Deferred income taxes                               4,836        4,372

Stockholders' equity:
  Common Stock, $0.01 par value.  Authorized
     30,000,000 shares; issued 8,383,317 shares
     at June 30, 1997 and March 31, 1997               84           84
  Additional paid-in capital                       35,637       35,658
  Retained earnings                               117,837      112,334
                                                  153,558      148,076

  Less: 1,099,500 shares of common stock held in
       treasury, at cost, at June 30, 1997 and
       March 31, 1997                             (16,995)     (16,995)
     Total stockholders' equity                   136,563      131,081
                                                 $178,441     $172,860

See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
         Condensed Consolidated Statements of Cash Flows
        For the three months ended June 30, 1997 and 1996
                           (Unaudited)

                         (in thousands)



                                                        1997        1996

Net cash provided by operating activities             $ 4,544     $ 3,978

Cash flows from investing activities:
 Capital expenditures                                  (6,269)     (2,226)
 Payments for purchases of subsidiaries, net of
  cash acquired                                          (700)       (400)
Net cash used in investing activities                  (6,969)     (2,626)

Cash flows from financing activities:
 Payments of long-term debt                               (19)        (14)
 Proceeds from the exercise of stock options and other    (21)         60
 Purchase of treasury stock                                 -        (211)
Net cash used in financing activities                     (40)       (165)

Net increase (decrease) in cash and cash equivalents   (2,465)      1,187
Cash and cash equivalents, beginning of period         29,443      27,749


Cash and cash equivalents, end of period              $26,978     $28,936














See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)


(1) The condensed consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Publications Pty. Ltd. ("Portal Aird"). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the unaudited periods, have been included. Results of operations for the periods included in the report are not necessarily indicative of the results for the full year. The prior year financial statements have been reclassified, where applicable, to conform to the June 30, 1997 presentation.

     Reference should be made to the "Annual Report of Corporation Form 10-K" for the fiscal year ended March 31, 1997 (including its notes to consolidated financial statements) filed with the Securities and Exchange Commission.

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three-month periods ended June 30, 1997 and 1996. Options outstanding were not included in the 1997 or 1996 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $83,590,000 and $80,864,000 at June 30, 1997 and March 31, 1997, respectively.

(5)  Effective July 31, 1995, the Company acquired Proof
     Positive/Farrowlyne Associates, Inc. (PP/FA) for $4,000,000 in cash and earnings-related contingent consideration, $1,100,000 of which has been earned and paid to date.
     Located in Evanston, Illinois, PP/FA is a provider of edito rial and creative services to the publishing industry, primarily in the educational sector. The excess of the purchase price over the fair value of net assets acquired was $4,470,000, including the additional contingent consideration.

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. Under this authorization, 174,500 and 50,000 shares were acquired during fiscal 1997 and 1996, respectively.

(7) On July 22, 1997, Devon Group, Inc. announced that it had reached agreement for the sale of the capital stock of its printing subsidiary, Graftek Press, Inc., to BGJ Enterprises, Inc., an affiliate of Brown Printing Company, for approximately $40,000,000 in cash (the "transaction"). The transaction should be completed after the applicable Hart-Scott-Rodino waiting period has expired and other customary conditions have been satisfied. It is currently estimated that the transaction will result in a gain (net of applicable income taxes) for financial statement purposes of approximately $6,700,000 and generate approximately $34,700,000 in after-tax cash.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

Sales:

Consolidated sales for the quarter ended June 30, 1997 increased
$6,976,000, or 11.2%, compared to the prior year's first quarter reflecting increases in the pre-press and publishing subsidiaries and a decline at the magazine printing business.

Pre-press

Revenues for Black Dot Group increased $1,907,000, or 6.1%, versus the comparable prior year period. The increase was primarily due to creative, design, photographic, and composition services provided to new retail advertising and catalog customers. Partially offsetting this gain were lower billings to Sears resulting from the second phase of price concessions made in connection with the five-year contract extension signed at the end of fiscal 1996.

Publishing

Devon Publishing Group's sales increased $5,638,000, or 34.2%, versus the comparable prior year period reflecting increased revenues at each of its subsidiaries. At Portal the three-month period ended June 30, 1997 benefited from strong sales of its wall decor, card, and apparel product lines reflecting increased volume with two sizable mass-market merchants. The improvement at The Winn Devon Art Group reflects an increase in revenues from the upscale Devon Editions poster line and an increase in fine art volume.

Printing

Graftek's sales decreased $569,000, or 3.9%, versus the comparable prior year period primarily due to a decline in paper sales. While value-added magazine printing revenues were down for the three-month period, this decrease was partially offset by added catalog and special project work.

Gross Profit:

Gross profit increased by $3,872,000 for the quarter ended June 30, 1997 to $27,203,000, or 39.1% as a percentage of sales, compared to 37.3% for the comparable prior year period. Most of the margin improvement results from a shift in revenue mix which favored the publishing subsidiary. As a distribution operation, the publishing subsidiary has relatively higher gross margins than either the pre-press or printing subsidiaries. Gross profit margins at both the pre-press and publishing subsidiaries remained in line with the prior year, while margins at the Company's printing business improved primarily due to lower material costs.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses as a percentage of sales were 26.8% for the three months ended June 30, 1997 versus 25.4% for the comparable prior year period. As with the gross profit margin, most of the increase relates to the relative increase in publishing subsidiary revenues where selling/distribution expenses exceed those of the pre-press and printing subsidiaries. In addition, higher royalty expenses at the publishing subsidiary due to the increased sale of licensed imagery also contributed to the overall increase in SG&A expenses.

Interest Income, net:

Net interest income increased $67,000 to $315,000 for the three-month period ended June 30, 1997 versus the comparable prior year period reflecting an increase in the level of average short-term investments over the prior year period.

Income Taxes:

The effective income tax rate was 40.0% for the three-month periods ended June 30, 1997 and 1996.

Net Income:

As a result of the foregoing and, to a lesser extent, a decrease in the average common shares outstanding for the period, net income per share increased $.12, or 18.8%, for the three months ended June 30, 1997 versus the comparable prior year period.

Liquidity and Capital Resources

During the three-month period ended June 30, 1997, the Company generated cash from operating activities of $4,544,000 versus $3,978,000 for the comparable prior year period. This increase was primarily due to the $744,000 increase in net income partially offset by higher working capital requirements for the three-month period ended June 30, 1997. For the three-month period ended June 30, 1997, cash provided by operating activities and existing short-term investments were used to fund capital expenditures and the contingent payment related to the purchase of PP/FA. For the three-month period ended June 30, 1996, cash provided by operating activities was used primarily to fund capital expenditures and the contingent payment related to the purchase of PP/FA and purchase treasury shares.

Recently Issued Financial Accounting Standards

The Company will adopt Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings Per Share", beginning with the quarterly reporting period ending December 31, 1997. The adoption of this statement should not have a material impact on the calculation of earnings per share.

In June 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued establishing standards for reporting and display of "comprehensive income" and its components. The Company will be required to adopt SFAS No. 130 for its fiscal year ending March 31, 1999; however, it is not expected that such adoption will have a material impact on the Company's financial position or results of operations.

In June 1997, SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" was issued establishing standards for reporting information about operating segments, products and services, geographic areas, and major customers in annual and interim financial statement footnote disclosure. As required, the Company will adopt the applicable sections of SFAS No. 131 during its fiscal year ending March 31, 1999 and its adoption will have no impact on the Company's financial position or results of operations as it relates to disclosure matters only.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     a. The Company's Annual Meeting of Stockholders was held on July 24, 1997.

     b. Not required.

     c. A proposal to ratify the selection of the firm of KPMG
        Peat Marwick   LLP as auditors for the Company for the
        fiscal year ending March 31, 1998 was adopted by the following vote:

                  For             Against           Abstain

               6,506,886           200              3,450

        The following Directors were elected for the ensuing year and until their respective successors have been duly elected and qualified by the following vote:

                                   For        Withhold Vote on

        Marne Obernauer, Jr.     6,496,001        14,535
        Robert S. Blank          6,418,136        92,400
        John W. Dinzole          6,504,336         6,200
        William G. Gisel         6,409,601       100,935
        Thomas J. Harrington     6,504,436         6,100
        Marne Obernauer          6,495,901        14,635
        Edward L. Palmer         6,409,401       101,135

     d. Not applicable

                        DEVON GROUP, INC.

                   PART II - OTHER INFORMATION


Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        a. Exhibits

        None.

        b. Reports on Form 8-K.

        On August 6, 1997, the Company filed a report on Form 8-K, including pro forma financials statements, pertaining to the sale of the capital stock of its printing subsidiary, Graftek Press, Inc., to BGJ Enterprises,
        Inc., an affiliate of Brown Printing Company.

                           SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DEVON GROUP, INC.




Date: August 8, 1997          S/Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President
                              Operations and Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)


                              s/Robert H. Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)