Form 10-Q
period 1997-09-30
DEVON GROUP INC
filed 1997-11-14
CIK 40542

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549



                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding as of November 12, 1997

     Common Stock                            7,346,817

                             PART I

                  Item 1 - Financial Statements

                        DEVON GROUP, INC.
           Condensed Consolidated Statements of Income
                           (Unaudited)

              (in thousands, except per share data)


                                   For the Three Months  For the Six Months
                                    Ended September 30,  Ended September 30,

                                       1997     1996       1997    1996


Sales                                $ 65,571 $ 55,031  $120,982 $102,897
Operating costs and expenses:
 Cost of sales                         36,635   30,419    67,768   57,704
 Selling, general, and
   administrative                      18,524   15,399    35,241   29,407
Income from operations                 10,412    9,213    17,973   15,786

Interest income, net                      299      219       614      467
Other income, net                          31      213       224      355

Income from continuing operations
 before income taxes                   10,742    9,645    18,811   16,608
Provision for income taxes              4,296    3,859     7,524    6,646

Income from continuing operations       6,446    5,786    11,287    9,962

Discontinued operations:
 Gain on sale                           6,818        -     6,818        -
 Income from operations                   384      525     1,046    1,108

 Income from discontinued
   operations                           7,202      525     7,864    1,108

Net income                           $ 13,648 $  6,311  $ 19,151 $ 11,070

Income per common share:
 Continuing operations               $    .88 $    .78  $   1.54 $   1.35
 Discontinued operations                  .99      .07      1.08      .15
Net income                           $   1.87 $    .85  $   2.62 $   1.50


Average common shares outstanding       7,314    7,396     7,299    7,390







See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
              Condensed Consolidated Balance Sheets
           As of September 30, 1997 and March 31, 1997
         (in thousands, except share and per share data)

                                                     September 30, March 31,
Assets                                                    1997       1997
                                                      (Unaudited)

Current Assets:
 Cash and cash equivalents                              $ 53,088   $ 28,901
 Receivables, less allowance for doubtful
   accounts of $2,345 at September 30, 1997
   and $1,821 at March 31, 1997                           51,317     37,615
 Inventories, at lower of cost or market:
   Raw materials                                             725        572
   Work-in-process                                        25,153     19,178
   Finished goods                                          3,965      3,453
     Total inventories                                    29,843     23,203
 Deferred income tax benefits                              3,212      3,070
 Prepaid expenses and other current assets                 8,168      6,624
 Net assets of discontinued operation                          -     27,762
     Total current assets                                145,628    127,175

Property, plant, and equipment, net                       27,525     24,194
Deferred charges and other assets                          5,026      4,918
Deferred income tax benefits                               1,008      1,095
Excess of cost over fair value of net assets acquired      9,492      6,369
                                                        $188,679   $163,751

Liabilities and Stockholders' Equity

Current Liabilities:
 Current installments of long-term debt                 $     92   $     92
 Accounts payable                                          7,504      6,803
 Accrued expenses                                         10,307      9,709
 Accrued compensation                                      8,007      7,818
 Income taxes                                              4,215      1,327
     Total current liabilities                            30,125     25,749

Long-term debt, excluding current installments             2,961      1,916
Deferred and other compensation                            4,986      5,005

Stockholders' equity:
 Common Stock, $0.01 par value.  Authorized 30,000,000
   shares; issued 8,446,317 shares at September 30,
   1997 and 8,383,317 shares at March 31, 1997                84         84
 Additional paid-in capital                               36,033     35,658
 Retained earnings                                       131,485    112,334
                                                         167,602    148,076

 Less: 1,099,500 shares of common stock held in
   treasury, at cost, at September 30, 1997
   and March 31, 1997                                    (16,995)   (16,995)
     Total stockholders' equity                          150,607    131,081
                                                        $188,679   $163,751

See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
         Condensed Consolidated Statements of Cash Flows
      For the six months ended September 30, 1997 and 1996
                           (Unaudited)

                         (in thousands)



                                                              1997     1996

Net cash used in continuing operations                      $(4,556) $(6,276)
Net cash provided by (used in) discontinued operations       (2,037)   1,157
Net cash used in operating activities                        (6,593)  (5,119)

Cash flows from investing activities:
 Capital expenditures                                        (6,328)  (2,481)
 Payments for purchases of subsidiaries, net of
   cash acquired                                             (3,227)    (400)
 Proceeds from sale of discontinued operations               40,000        -
Net cash provided by (used in) investing activities          30,445   (2,881)

Cash flows from financing activities:
 Payments of long-term debt                                     (40)     (35)
 Proceeds from the exercise of stock options and other          375      361
 Purchase of treasury stock                                       -     (211)
Net cash provided by financing activities                       335      115

Net increase (decrease) in cash and cash equivalents         24,187   (7,885)
Cash and cash equivalents, beginning of period               28,901   27,857

Cash and cash equivalents, end of period                    $53,088  $19,972















See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1997
                           (Unaudited)


(1) The condensed consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Publications Pty. Ltd. ("Portal Aird"). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the unaudited periods, have been included. Results of operations for the periods included in the report are not necessarily indicative of the results for the full year. The prior year financial statements have been reclassified, where applicable, to conform to the September 30, 1997 presentation.

      On September 8, 1997 the Company consummated a transaction for the sale of its printing subsidiary, Graftek Press, Inc. (see note 7). Accordingly, the operations of Graftek Press, Inc. have been presented as a discontinued operation in the accompanying condensed consolidated financial statements.

      Reference should be made to the "Annual Report of Corporation Form 10-K" for the fiscal year ended March 31, 1997 (including its notes to consolidated financial statements) filed with the Securities and Exchange
      Commission.

(2) Net income per common share is computed on the basis of the weighted average number of common shares outstanding during the three- and six-month periods ended September 30, 1997 and 1996. Options outstanding were not included in the 1997 or 1996 computations of net income per share as their effect was not material.

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments to be cash equivalents since the investments are highly liquid with maturities of three months or less.

(4) Property, plant, and equipment is net of accumulated depreciation of $37,495,000 and $34,747,000 at September
      30, 1997 and March 31, 1997, respectively.

(5) Effective September 1, 1997 the Company acquired Canadian Art Prints Inc.(CAP) for $2,527,000 in cash and a note payable of $1,086,000. Located in Richmond, B.C., Canada, CAP publishes and distributes art posters, art cards, limited edition prints, and matted as well as framed Art. The excess of the purchase price over the fair value of net assets acquired was $2,684,000.

      Effective July 31, 1995, the Company acquired Proof Positive/ Farrowlyne Associates, Inc. (PP/FA) for $4,000,000 in cash and earnings-related contingent consideration, $1,100,00 of which has been earned and paid to date. Located in Evanston, Illinois, PP/FA is a provider of editorial and creative services to the publishing industry, primarily in the educational sector. The excess of the purchase price over the fair value of net assets acquired was $4,470,000, including the additional contingent consideration.

(6) In March 1995, the Company's Board of Directors authorized the purchase of up to 700,000 shares of its outstanding common stock in the open market from time to time. Under this authorization, 174,500 and 50,000 shares were acquired during fiscal 1997 and 1996, respectively.

(7) On July 22, 1997, Devon Group, Inc. announced that it had reached agreement for the sale of the capital stock of its printing subsidiary, Graftek Press, Inc., to BGJ Enterprises, Inc., an affiliate of Brown Printing Company for approximately $40,000,000 in cash. The transaction was consummated on September 8, 1997 and resulted in a gain (net of applicable income taxes) for financial statement purposes of $6,818,000 and generated approximately $35,455,000 in after-tax cash. Revenues for Graftek Press, Inc. were $10,349,000 and $24,688,000 for the three-month and six-month periods ended September 30, 1997 versus $13,728,000 and $28,697,000 for the comparable prior year periods. Income from discontinued operations is net of related income tax expense of $4,794,000 and $5,235,000 for the three-and six-month periods ended September 30, 1997, versus $348,000 and $734,000 for the comparable prior year periods.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Sales:

Sales from continuing operations increased $10,540,000, or 19.2%, and $18,085,000, or 17.6%, for the three- and six-month periods ended September 30, 1997 versus the comparable prior year periods reflecting growth in both the pre-press and publishing subsidiaries.

Pre-press

Revenues for Black Dot Group increased $4,618,000, or 14.9%, and $6,525,000, or 10.5%, respectively, for the three- and six-month periods ended September 30, 1997. The increases versus the prior year periods were primarily due to higher levels of creative, design, photographic, and composition services provided to new retail advertising and catalog customers and incremental revenues related to existing advertising accounts, partially offset by lower textbook related revenues.

Publishing

Devon Publishing Group's sales increased $5,922,000, or 24.7%, and $11,560,000, or 28.5%, respectively, versus the comparable prior year periods reflecting increased revenues at each of its subsidiaries. At Portal, all product lines benefited from the continued success of the Anne Geddes imagery and increased sales to chain stores, in particular the card, matted print, and apparel lines. The improvements at The Winn Devon Art Group versus the prior year periods primarily reflect an increased revenues from the upscale Devon Editions poster line as well as a slight increase in fine art sales. In addition, sales for the three-months ended September 30, 1997 benefited from the inclusion of Canadian Art Prints, Inc. acquired effective September 1, 1997.

Gross Profit:

Gross Profit as a percentage of sales was 44.1% and 44.0%, respectively, for the three- and six-month periods ended September 30, 1997 versus 44.7% and 43.9% for the comparable prior year periods. Despite a shift in revenue mix which favored the publishing subsidiary during the three- and six-month periods ended September 30, 1997, gross margins declined during the quarter ended September 30 and were essentially unchanged for the six-month period. While margins at the pre-press subsidiary were in line with the prior year periods, those at the publishing subsidiary declined as a shift in its product mix resulted in an increase in the cost of materials as a percentage of sales and return provisions increased.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses as a percentage of sales were 28.3% and 29.1%, respectively, for the three- and six-month periods ended September 30, 1997 versus 28.0% and 28.6% for the comparable prior year periods. The increases for both the three- and six-month periods were primarily due to the relative increase in publishing subsidiary revenues, where selling/distribution expenses exceed those of the pre-press subsidiary, as well as higher royalty expenses at the publishing subsidiary reflecting a increase in licensed imagery.

Interest Income (Net)

Net interest income increased $80,000 and $147,000, respectively, for the three- and six-month periods ended September 30, 1997 reflecting an increase in the average level of short-term investments over the prior year periods.

Income Taxes:

The effective income tax rate was 40.0% for the three- and six-month periods ended September 30, 1997 and 1996

Net Income:

As a result of the foregoing, income from continuing operations increased $660,000, or $.10 per share, and $1,325,000, or $.19 per share, for the three- and six-month periods ended September 30, 1997.

Liquidity and Capital Resources

During the six-month period ended September 30, 1997, cash used by continuing operations was $4,556,000 versus $6,276,000 for the prior year period. The change was primarily due to the $1,325,000 increase in income from continuing operations. For the six-month period ended September 30, 1997, existing short-term investments were used to fund the cash requirements of the discontinued operation, capital expenditures, the purchase of Canadian Art Prints, and the contingent payment related to the purchase of PP/FA. All balances, including those generated by the sale of Graftek Press, Inc., were invested in short-term low-risk investments. For the six months ended September 30, 1996, existing short-term investments along with cash generated by the discontinued operation were used to fund capital expenditures and the contingent payment related to the purchase of PP/FA.

Recently Issued Financial Accounting Standards

The Company will adopt Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings Per Share", beginning with the quarterly reporting period ending December 31, 1997. The adoption of this statement should not have a material impact on the calculation of earnings per share.

In June 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued establishing standards for reporting and display of "comprehensive income" and its components. The Company will be required to adopt SFAS No. 130 for its fiscal year ending March 31, 1999; however, it is not expected that such adoption will have a material impact on the Company's financial position or results of operations as it relates to disclosure matters only.

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

                   PART II - OTHER INFORMATION






Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits.

         Exhibit 10 - Material Contracts - Stock Purchase
         Agreement between BGJ Enterprises, Inc. And the Company

         Exhibit 27 - Financial Data Schedule

         b. Reports on Form 8-K.

         On August 6, 1997, the Company filed a report on Form 8-K, including pro forma financial statements, pertaining to the sale of the capital stock of its printing subsidiary, Graftek Press, Inc., to BGJ Enterprises,
         Inc., an affiliate of Brown Printing Company.

                            SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DEVON GROUP, INC.




Date: November 14, 1997       s/Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President
                              Operations and Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)


                              s/Robert H. Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)