Form 10-Q
period 1997-12-31
DEVON GROUP INC
filed 1998-02-13
CIK 40542

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549



                            FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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


Yes          X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding as of February 11, 1998

     Common Stock                            7,358,817

                             PART I

                  Item 1 - Financial Statements

                        DEVON GROUP, INC.
           Condensed Consolidated Statements of Income
                           (Unaudited)

              (in thousands, except per share data)


                                 For the Three Months  For the Nine Months
                                  Ended December 31,   Ended December 31,

                                      1997     1996      1997     1996


Sales                              $ 69,038 $ 56,514   $190,020 $159,411
Operating costs and expenses:
 Cost of sales                       40,655   33,182    108,423   90,886
 Selling, general, and
   administrative                    18,330   14,865     53,571   44,272
Income from operations               10,053    8,467     28,026   24,253

Interest income, net                    602      181      1,216      648
Other income, net                       150      384        374      739

Income from continuing operations
 before income taxes                 10,805    9,032     29,616   25,640
Provision for income taxes            4,322    3,615     11,846   10,261

Income from continuing operations     6,483    5,417     17,770   15,379

Discontinued operations:
 Gain on sale                             -        -      6,818        -
 Income from operations                   -      678      1,046    1,786

 Income from discontinued
   operations                             -      678      7,864    1,786

Net income                         $  6,483 $  6,095   $ 25,634 $ 17,165

Income per share from
   continuing operations:
 Basic                             $   0.88 $   0.74   $   2.43 $   2.08
 Diluted                               0.86     0.73       2.38     2.05

Net income per share:
 Basic                             $   0.88 $   0.83   $   3.50 $   2.32
 Diluted                               0.86     0.82       3.43     2.29

Average common shares outstanding:
 Basic                                7,351    7,378      7,317    7,386
 Diluted                              7,525    7,472      7,467    7,506


See accompanying notes to condensed consolidated financial statements.

                       DEVON GROUP, INC.
              Condensed Consolidated Balance Sheets
           As of December 31, 1997 and March 31, 1997
         (in thousands, except share and per share data)

                                                     December 31, March 31,
Assets                                                  1997        1997
                                                     (Unaudited)

Current Assets:
 Cash and cash equivalents                             $ 49,464   $ 28,901
 Short-term investments                                   4,699          -
 Receivables, less allowance for doubtful
   accounts of $2,291 at December 31, 1997
   and $1,821 at March 31, 1997                          58,939     37,615
 Inventories, at lower of cost or market:
   Raw materials                                            635        572
   Work-in-process                                       23,537     19,178
   Finished goods                                         4,010      3,453
     Total inventories                                   28,182     23,203
 Deferred income tax benefits                             3,212      3,070
 Prepaid expenses and other current assets                5,371      6,624
 Net assets of discontinued operation                         -     27,762
     Total current assets                               149,867    127,175

Property, plant, and equipment, net                      29,003     24,194
Deferred charges and other assets                         5,246      4,918
Deferred income tax benefits                              1,008      1,095
Excess of cost over fair value of net assets acquired     9,226      6,369
                                                       $194,350   $163,751

Liabilities and Stockholders' Equity

Current Liabilities:
 Current installments of long-term debt                $     92   $     92
 Accounts payable                                         5,307      6,803
 Accrued expenses                                        10,977      9,709
 Accrued compensation                                     8,665      7,818
 Income taxes                                             4,194      1,327
     Total current liabilities                           29,235     25,749

Long-term debt, excluding current installments            2,901      1,916
Deferred and other compensation                           5,083      5,005

Stockholders' equity:
 Common Stock, $0.01 par value.  Authorized 30,000,000
   shares; issued 8,458,317 shares at December 31,
   1997 and 8,383,317 shares at March 31, 1997               85         84
 Additional paid-in capital                              36,073     35,658
 Retained earnings                                      137,968    112,334
                                                        174,126    148,076

 Less: 1,099,500 shares of common stock held in
   treasury, at cost, at December 31, 1997
   and March 31, 1997                                   (16,995)   (16,995)
     Total stockholders' equity                         157,131    131,081
                                                       $194,350   $163,751

See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
         Condensed Consolidated Statements of Cash Flows
      For the nine months ended December 31, 1997 and 1996
                           (Unaudited)

                         (in thousands)




                                                             1997     1996
Net cash provided by (used in) continuing operations       $(3,281) $   308
Net cash provided by (used in) discontinued operations      (2,037)   1,801
Net cash provided by (used in) operating activities         (5,318)   2,109

Cash flows from investing activities:
 Capital expenditures                                       (9,392)  (4,938)
 Purchase of short-term investments                         (4,699)       -
 Payments for purchases of subsidiaries, net of
   cash acquired                                            (3,227)    (400)
 Proceeds from sale of discontinued operations              42,883        -
Net cash provided by (used in) investing activities         25,565   (5,338)

Cash flows from financing activities:
 Payments of long-term debt                                   (100)     (52)
 Proceeds from the exercise of stock options and other         416      454
 Purchase of treasury stock                                      -   (4,326)
Net cash provided by (used in) financing activities            316   (3,924)

Net increase (decrease) in cash and cash equivalents        20,563   (7,153)
Cash and cash equivalents, beginning of period              28,901   27,857

Cash and cash equivalents, end of period                   $49,464  $20,704















See accompanying notes to condensed consolidated financial statements.

                        DEVON GROUP, INC.
      Notes to Condensed Consolidated Financial Statements
                        December 31, 1997
                           (Unaudited)


(1) The condensed consolidated financial statements reflect the operations of the Company and its subsidiaries, all of which are wholly-owned except for Portal Aird Publications Pty. Ltd. ("Portal Aird"). All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the unaudited periods, have been included. Results of operations for the periods included in the report are not necessarily indicative of the results for the full year. The prior year financial statements have been reclassified, where applicable, to conform to the December 31, 1997 presentation.

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

(2) Earnings per share is presented on a Basic and Diluted basis. The computation of Basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three- and nine-month periods. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. The following table details the computation of Basic and Diluted earnings per share for the three- and nine-month periods.

                                 For the Three Months   For the Nine Months
                                  Ended December 31,     Ended December31,

      Income                        1997     1996          1997     1996
      Income from continuing
        operations                $ 6,483  $ 5,417       $17,770  $15,379
      Discontinued operations           -      678         7,864    1,786
      Net Income                  $ 6,483  $ 6,095       $25,634  $17,165

      Shares
      Basic Shares                  7,351    7,378         7,317    7,386
      Effect of Dilutive
        Stock Options                 174       94           150      120
      Diluted Shares                7,525    7,472         7,467    7,506

                                 For the Three Months   For the Nine Months
                                  Ended December 31,     Ended December 31,

      Basic EPS                       1997   1996          1997     1996
      Income from continuing
        operations                  $ .88    $ .74        $2.43     $2.08
      Discontinued operations           -      .09         1.07       .24
      Net Income                    $ .88    $ .83        $3.50     $2.32

      Diluted EPS
      Income from continuing
        operations                  $ .86    $ .73        $2.38     $2.05
      Discontinued operations           -      .09         1.05       .24
      Net Income                    $ .86    $ .82        $3.43     $2.29

(3) For purposes of the Statements of Cash Flows, the Company considers all short-term investments with maturities of three months or less to be cash equivalents since the investments are highly liquid.

(4) Property, plant, and equipment is net of accumulated depreciation of $37,659,000 and $34,747,000 at December 31, 1997 and March 31, 1997, respectively.

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

(7) On July 22, 1997, Devon Group, Inc. announced that it had reached agreement for the sale of the capital stock of its printing subsidiary, Graftek Press, Inc., to BGJ Enterprises, Inc., an affiliate of Brown Printing Company for approximately $40,000,000 in cash. The transaction was consummated on September 8, 1997 and resulted in a gain (net of applicable income taxes) for financial statement purposes of $6,818,000 and generated approximately $35,455,000 in after-tax cash. Revenues for Graftek Press, Inc. were $24,688,000 for the nine-month period ended December 31, 1997 versus $12,882,000 and $41,579,000 for the prior year three- and nine-month periods, respectively. Income from discontinued operations is net of related income tax expense of $5,235,000 for the nine-month period ended December 31, 1997, versus $448,000 and $1,182,000 for the prior year three- and nine-month periods, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales:

Sales from continuing operations increased $12,524,000, or 22.2%, and $30,609,000, or 19.2%, for the three- and nine-month periods ended December 31, 1997 versus the comparable prior year periods reflecting growth in both the pre-press and publishing subsidiaries.

Pre-press

Revenues for Black Dot Group increased $7,659,000, or 20.2%, and $14,184,000, or 14.2%, respectively, for the three- and nine-month periods ended December 31, 1997. The increases versus the prior year periods reflect continued growth in creative, design, photographic, and composition services provided to new retail advertising and catalog accounts as well as incremental volume with our major retail advertising customers. These gains offset lower textbook-related revenues.

Publishing

Devon Publishing Group's sales increased $4,865,000, or 26.0%, and $16,425,000, or 27.8%, respectively, versus the comparable prior year periods reflecting increased revenues at each of its existing subsidiaries and incremental revenues from Canadian Art Prints Inc., a subsidiary acquired effective September 1, 1997. At Portal, the improvements reflect increased sales of the card, matted product, and T-shirt lines, primarily due to the combined effects of the popularity of the Anne Geddes imagery and increased sales to mass market merchants. Revenues at The Winn Fine Art Group improved versus the prior year periods reflecting the success of the upscale Devon Editions poster line as well as a slight increase in fine art sales.

Gross Profit:

Gross Profit as a percentage of sales was 41.1% and 42.9%, respectively, for the three- and nine-month periods ended December 31, 1997 versus 41.3% and 43.0% for the comparable prior year periods. While gross margins at the pre-press subsidiary were essentially flat, they declined at the publishing subsidiary where a shift in product mix resulted in an increase in the cost of materials as a percentage of sales. Increased return provisions in the publishing subsidiary also contributed to the lower gross margin.

Selling, General, and Administrative Expenses:

Selling, general, and administrative expenses as a percentage of sales were 26.6% and 28.2%, respectively, for the three- and nine-month periods ended December 31, 1997 versus 26.3% and 27.8% for the comparable prior year periods. These increases were primarily due to higher royalty expenses and art amortization charges at the publishing subsidiary reflecting an increase in licensed imagery and an expansion of published titles.

Interest Income, Net:

Net interest income increased $421,000 and $568,000, respectively, for the three- and nine-month periods ended
December 31, 1997 reflecting an increase in the average level of short-term investments over the prior year periods.

Income Taxes:

The effective income tax rate was 40.0% for the three- and nine-month periods ended December 31, 1997 and 1996

Net Income:

As a result of the foregoing, income from continuing operations increased $1,066,000, or $.14 per share, and $2,391,000, or $.35 per share, for the three- and nine-month periods ended December 31, 1997, while diluted earnings per share increased $.13 and $.33, respectively, versus the prior year periods.

Liquidity and Capital Resources

During the nine-month period ended December 31, 1997, cash used by continuing operations was $3,281,000 while cash provided by continuing operations for the prior year period was $308,000.
The difference primarily reflects increased working capital versus the prior year period partially offset by a $2,391,000 increase in income from continuing operations. The increased working capital requirements were primarily due to higher levels of accounts receivable in the pre-press business attributable to increased sales volume and the timing of payments for the nine-month period ended December 31, 1997. Existing short-term investments were used to fund the cash requirements of the discon-tinued operation, capital expenditures, the purchase of Canadian Art Prints, and the contingent payment related to the purchase of PP/FA. All balances, including those generated by the sale of Graftek Press, Inc., were invested in short-term low-risk investments. For the nine months ended December 31, 1996, existing short-term investments along with cash generated by continuing and discontinued operations were used to fund capital expenditures and the contingent payment related to the purchase of PP/FA.

Impact of the Year 2000 Issue

The Company has assessed the impact of the Year 2000 issue on its computer systems. Remedial action has been taken or is planned for completion in a timely manner, and the Company estimates that the related costs will not have a material impact on its results of operations.

Recently Issued Financial Accounting Standards

In June 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued establishing standards for reporting and display of "comprehensive income" and its components. The Company will be required to adopt SFAS No. 130 for its fiscal year ending March 31, 1999; however, such adoption will not have a material impact on the Company's financial position or results of operations as it relates to disclosure matters only.

In June 1997, SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" was issued establishing standards for reporting information about operating segments, products and services, geographic areas, and major customers in annual and interim financial statement footnote disclosure. As required, the Company will adopt the applicable sections of SFAS No. 131 during its fiscal year ending March 31, 1999 and its adoption will not have a material impact on the Company's financial position or results of operations as it relates to disclosure matters only.

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

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     a.   Exhibits.

          Exhibit 10 - Material Contracts - Stock Purchase Agreement
                       between BGJ Enterprises, Inc. and the Company. (Incorporated by reference to Exhibit No. 10 forming part of the Registrant's Report on Form 10-Q filed with Securities and Exchange Commossion under the Securities Exchange Act of 1934, as amended, for the quarterly period ended
                       September 30, 1997)

          Exhibit 27 - Financial Data Schedule

     b.   Reports on Form 8-K.

     None.

                            SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DEVON GROUP, INC.




Date: February 12, 1998       s/Bruce K. Koch
                              Bruce K. Koch
                              Executive Vice President
                              Operations and Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)


                              s/Robert H. Donovan
                              Robert H. Donovan
                              Senior Vice President, Finance
                              and Treasurer
                              (Principal Accounting Officer)